Form 10QSB
period 2000-03-31
SAFE ID CORP
filed 2000-05-19
CIK 1104120

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the Quarter ended Date

                        Commission File Number:  0-29803

                               Safe ID Corporation

                         (formerly Inter.N Corporation)


Nevada                                                                88-0407078
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)


Suite  B3,  1700  Varsity  Estates  Drive NW Calgary, Alberta Canada     T3B-2W9
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (403)  247-4630

The  following  Securities are to be registered pursuant to Section 12(g) of the
Act:  24,000,000


Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As  of  March  31,  2000,  the  number of shares outstanding of the Registrant's
Common  Stock  was  24,000,000

                          PART I: FINANCIAL INFORMATION


                         Item 1.   Financial Statements.

         Attached hereto and incorporated herein by this reference are unaudited Financial statements (under cover of Exhibit QF1-00) for the three months ended March 31, 2000.


       Item 2.  Management's Discussion and Analysis or Plan of Operation.


 (a)  Plan  of  Operation  for  the  next  twelve  months.

      (1) Cash Requirements and of Need for additional funds, twelve months. We estimate that we would require about $250,000 in the next twelve month to meet overhead (rent, salaries, and overhead) and also expenses connected with marketing (cost of goods sold, buying chips, mainly,) and also general working capital. These necessary funds must be raised by offering additional shares of stock in one or a combination of the following: a public offering pursuant to the Securities Act of 1933;

and/or, one or more private placement of restricted securities. We have not determined yet, what plan or plans of capital formation we will pursue. The principal purpose of this 1934 Act Registration is to secure and sustain the quote-ability of our common stock on the OTCBB.

     We would require about $50,000 to launch, to establish our dynamic link relationships with major markets, and to produce and circulate brochures and initial advertising announcements. The term "dynamic link" refers to the common commercial practice by which one web site features a direct link to another web site. We would require about $200,000 in initial working capital to insure liquidity for the first twelve months following our launch. As previously stated, we believe that an initial $250,000 private placement would be sufficient to defer our expenses until we begin to generate sufficient revenues.

     We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we might cease to be required to do so. It is in our compelling interest to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain our qualification for the OTCBB, if and when the Issuer's intended application for submission may be effective.

      (2) Summary of Product Research and Development. We do not have any new products in development. We do not develop new products. We may re-sell products developed by others in the future, when and if they are demonstrated to be marketable and properly warranted by their manufacturers.

      (3)  Expected  purchase  or sale of plant and significant equipment. None.

      (4) Expected significant change in the number of employees. We have no firm expectations. We hope to grow. Growth would be accompanied by additional employees.


 (b) Discussion and Analysis of Financial Condition and Results of Operations. We are a Canadian Company with a Canadian Auditing firm, Smythe Ratcliffe, Chartered Accountants. It is our intention, following the commencement of operations to retain a qualified United States Auditing firm to carry forth our financial reporting. We are a development stage company, as defined in Statement 7, of the Financial
Accounting Standards Board. Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will realize our assets and discharge our liabilities in the normal course of operations. Of course, our ability to do this is dependent upon our ability to raise additional financing and to generate revenues. Our plan is to raise funds, as we have described above, supplemented by our planned principle operations, beginning this year, 2000. By this statement we mean that our interim Canadian Auditors have prepared our financial statements in accordance with US GAAP.

     We had no revenues or significant liabilities in 1998. We had only initial selling and administrative expenses in that year, which were funded by loans from shareholders. These loans remain on the books as of the end of 1999, in the amount of $6,350.

     We had no revenues in 1999. We incurred $29,361 in expenses in that year. These expenses are detailed in our financial statements. They represent start-up and organizational costs. These expenses were funded substantially by the sale of stock, and not from operations. We have an insignificant amount cash and other assets as of the close of this last fiscal year and currently.

     We had no revenues or expenses in the first quarter of 1999. In the current first quarter we incurred expenses and loss of $12,802. These are pre-launch developmental expenses attributable to our start-up.

     An analysis of our financial condition concludes that we are a barely-funded start-up, with an immediate need to begin to generate revenues and to obtain further financing. If we are not successful in this regard, we will not be able to achieve our objectives in this year 2000, may not be able to launch successful operations and may fail. It is not our intention to fail, nor to abandon our plan.

     It is our belief that a world-wide market is developing for means and devices for the positive identification of animals and inanimate objects, and that Internet marketing can be achieved profitably within the frame work of our expected funding requirements. There can be no guarantee that our operating assumptions will prove correct.


 (c) Reverse Acquisition Candidate. This Registrant is not a candidate for reverse acquisition transactions, either as acquiror or target. It is the intention of this Registrant to pursue the development of its business and business plan, as described in the Items of this Registration Statement.


                           PART II: OTHER INFORMATION

                           Item 1.  Legal Proceedings

                                      None

                          Item 2.  Change in Securities

                                      None

                    Item 3.  Defaults Upon Senior Securities

                                      None

           Item 4.  Submission of Matters to Vote of Security Holders

                                      None

                           Item 5.  Other Information

                                      None

                    Item 6.  Exhibits and Reports on Form 8-K

                                      None

                                  Exhibit Index

                              Financial Statements

        Exhibit QF1-00:  Financial Statements (Un-Audited) March 31, 2000

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  May  18,  2000     (formerly  Inter.N  Corporation)

                                       By

_________/S/________                                 __________/S/____________
Maurizio  Forigo                                     Lance  Morginn
President/Director                                   Secretary/Director

                             Exhibit Exhibit QF1-00

                         Un-Audited Financial Statements
                    for the three Months Ended March 31, 2000

SAFE  ID  CORPORATION
(A  DEVELOPMENT  STAGE  COMPANY)
BALANCE  SHEETS
(UNAUDITED)
(U.S.  DOLLARS)



                                                                  March 31,    December 31,
                                                                        2000            1999
                                                                  -----------  --------------

ASSETS

CURRENT
  Cash                                                            $    4,406   $       2,778
  Prepaid expense                                                          0           5,600
----------------------------------------------------------------  -----------  --------------

TOTAL ASSETS                                                      $    4,406   $       8,378
----------------------------------------------------------------  -----------  --------------

LIABILITIES

CURRENT
  Accounts payable                                                $    8,069   $       5,239

DUE TO SHAREHOLDERS                                                    6,350             350
----------------------------------------------------------------  -----------  --------------

TOTAL LIABILITIES                                                     14,419           5,589
----------------------------------------------------------------  -----------  --------------

STOCKHOLDERS' EQUITY

COMMON STOCK, 25,000,000 shares authorized, par value of $0.001,
  24,000,000 (1999 - 24,000,000) shares issued and outstanding        24,000          24,000
ADDITIONAL PAID-IN CAPITAL                                             9,500           9,500
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (43,513)        (30,711)
----------------------------------------------------------------  -----------  --------------

TOTAL STOCKHOLDERS' EQUITY                                           (10,013)          2,789
----------------------------------------------------------------  -----------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    4,406   $       8,378
----------------------------------------------------------------  -----------  --------------

See  notes  to  financial  statements.

SAFE  ID  CORPORATION
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENTS  OF  OPERATIONS
(UNAUDITED)
(U.S.  DOLLARS)



                                                                   PERIOD FROM
                              THREE MONTHS      THREE MONTHS       JUNE 27, 1996
                              ENDED MARCH 31,   ENDED MARCH 31,     (INCEPTION) TO
                                          2000              1999   MARCH 31, 2000
                                                         (Note 2)

EXPENSES
  Professional fees           $          8,430  $              0   $        15,330
  Selling and administrative             2,833                 0             6,568
  Rent                                     762                 0             2,433
  Consulting                               688                 0            14,054
  Bank charges                              89                 0               152
  Travel                                     0                 0             4,976
----------------------------  ----------------  -----------------  ---------------

TOTAL EXPENSES AND NET
  LOSS FOR PERIOD             $         12,802  $              0   $        43,513
----------------------------  ----------------  -----------------  ---------------

NET LOSS PER SHARE            $           0.00  $           0.00
----------------------------  ----------------  -----------------

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING             24,000,000         6,000,000
----------------------------  ----------------  -----------------

See  notes  to  financial  statements.

SAFE  ID  CORPORATION
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENTS  OF  STOCKHOLDERS'  EQUITY
(UNAUDITED)
(U.S.  DOLLARS)




                                                                       DEFICIT
                                                                       ACCUMULATED
                                    COMMON      COMMON   ADDITIONAL    DURING THE     TOTAL
                                    STOCK       STOCK    PAID-IN       DEVELOPMENT    STOCKHOLDERS'
                                    NUMBER      AMOUNT   CAPITAL       STAGE          EQUITY
                                    ----------  -------  ------------  -------------  ---------------

BALANCE, JUNE 27, 1996                       0  $     0  $         0   $          0   $            0
  Common Stock Issued for Services   6,000,000    6,000       (5,000)             0            1,000
  Net Loss, June 27, 1996
    to December 31, 1996                     0        0            0         (1,000)          (1,000)
----------------------------------  ----------  -------  ------------  -------------  ---------------

BALANCE, DECEMBER 31, 1996           6,000,000    6,000       (5,000)        (1,000)               0
YEAR ENDED DECEMBER 31, 1997
  Net loss                                   0        0            0              0                0
----------------------------------  ----------  -------  ------------  -------------  ---------------

BALANCE, DECEMBER 31, 1997           6,000,000    6,000       (5,000)        (1,000)               0
YEAR ENDED DECEMBER 31, 1998
  Net loss                                   0        0            0           (350)            (350)
----------------------------------  ----------  -------  ------------  -------------  ---------------

BALANCE, DECEMBER 31, 1998           6,000,000    6,000       (5,000)        (1,350)            (350)
YEAR ENDED DECEMBER 31, 1999
  Common stock issued
    For cash                         9,000,000    9,000       21,000              0           30,000
    For services                     9,000,000    9,000       (1,500)             0             7500
  Net loss                                   0        0            0        (29,361)         (29,361)
  Share issue costs                          0        0       (5,000)             0           (5,000)
----------------------------------  ----------  -------  ------------  -------------  ---------------

Balance, December 31, 1999          24,000,000   24,000        9,500        (30,711)           2,789
Period Ended March 31, 2000
  Net loss                                   0        0            0        (12,802)         (12,802)
----------------------------------  ----------  -------  ------------  -------------  ---------------

Balance, March 31, 2000             24,000,000  $24,000  $     9,500   $    (43,513)  $      (10,013)
----------------------------------  ----------  -------  ------------  -------------  ---------------

See  notes  to  financial  statements.

SAFE  ID  CORPORATION
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)
(U.S.  DOLLARS)




                                                                               PERIOD FROM
                                           THREE MONTHS      THREE MONTHS      JUNE 27,1996
                                           ENDED MARCH 31    ENDED MARCH 31     (INCEPTION) TO
                                                      2000              1999   MARCH 31, 2000
                                           ----------------  ----------------  ----------------
                                                                     (Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                 $       (12,802)  $             0   $       (43,513)
  Adjustment to reconcile net loss
    to net cash used by operating
    activities
 Issuance of common stock for payment
    of services                                          0                 0             8,500

CHANGES IN NON-CASH WORKING CAPITAL
  Prepaid expense                                    5,600                 0                 0
  Accounts payable                                   2,830                 0             8,069
-----------------------------------------  ----------------  ----------------  ----------------

NET CASH USED IN OPERATING ACTIVITIES               (4,372)                0           (26,944)
-----------------------------------------  ----------------  ----------------  ----------------

FINANCING ACTIVITIES
  Advances from shareholders                         6,000                 0             6,350
  Issuance of common stock                               0                 0            25,000
-----------------------------------------  ----------------  ----------------  ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            6,000                 0            31,350
-----------------------------------------  ----------------  ----------------  ----------------

CASH INFLOW                                          1,628                 0             4,406
CASH, BEGINNING OF PERIOD                            2,778                 0                 0
-----------------------------------------  ----------------  ----------------  ----------------

CASH, END OF PERIOD                        $         4,406   $             0   $         4,406
-----------------------------------------  ----------------  ----------------  ----------------


See  notes  to  financial  statements.

SAFE  ID  CORPORATION
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  FINANCIAL  STATEMENTS
(U.S.  DOLLARS)



1.     BASIS  OF  PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statement are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's December 31, 1999 Form 10-SB-12G, which is currently under review by the Securities Exchange Commission.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     COMPARATIVE  FIGURES

Operating results for the three month period ended March 31, 1999 were not audited or reviewed.