Form 10QSB/A
period 2000-03-31
SAFE ID CORP
filed 2000-06-19
CIK 1104120

FORM 10-QSB-A1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2000

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

                                  INTRODUCTION

     We have filed our registration statement voluntarily pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for submission for quotation on the Over the Counter Bulletin Board, often called OTCBB . This Issuer's common stock is not presently quoted on the OTCBB. Its common stock is listed on the Pink Sheets and may have traded in brokerage transactions. The requirements of the OTCBB are that the financial statements and information about the Issuer be reported periodically to the Commission and be and become information that the public can access easily. This issuer wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act. If and when this 1934 Act Registration is effective and clear of comments by the staff, this issuer will be eligible for consideration for the OTCBB upon submission of one or more NASD members for permission to publish quotes for the purchase and sale of the shares of the common stock of the issuer.

     Our 1934 Act Registration has not cleared comments by the Staff of the SEC. This amended Quarterly Report is made to conform to changes which appear in our Form 10-SB-A1 just filed.

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are unaudited financial statements (under cover of Exhibit QF1A-00) for the three months ended March 31, 2000.


       ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A)  PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We estimate that we would require about $250,000 in the next twelve month to meet overhead (rent, salaries, and operational expenses) and also expenses connected with marketing (cost of goods sold, buying chips, mainly,) and also general working capital. These necessary funds must be raised by offering additional shares of stock in one or a combination of the following: a public offering pursuant to the Securities Act of 1933; and/or, one or more private placement of restricted securities. We have not determined yet, what plan or plans of capital formation we will pursue. The principal purpose of this 1934 Act Registration is to secure and sustain the quote-ability of our common stock on the OTCBB.

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

     We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we might cease to be required to do so. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain our qualification for the OTCBB, if and when the Issuer's intended application for submission may be effective.

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


 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We are a Canadian Company with a Canadian Auditing firm, Smythe Ratcliffe, Chartered Accountants. Smythe Ratcliffe is a member of PKF International Association, an international association of independent accounting firms. Our financial statements have been prepared in accordance with US GAAP. We are a development stage company, as defined in Statement 7, of the Financial Accounting Standards Board. Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will realize our assets and discharge our liabilities in the normal course of operations. Of course, our ability to do this is dependent upon our ability to raise additional financing and to generate revenues. Our plan is to raise funds, as we have described above, supplemented by our planned principle operations, beginning this year, 2000.

     We had no revenues or significant liabilities in 1998. We had only initial selling and administrative expenses in that year, which were funded by loans from shareholders. These loans remain on the books as of the end of 1999, in the amount of $350.

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

--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------


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

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                      None

                                  EXHIBIT INDEX

                              FINANCIAL STATEMENTS

       Exhibit QF1A-00:  Financial Statements (Un-Audited) March 31, 2000

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB-A1 Report for the Quarter ended March 31, 2000, has been signed Below by the following person on behalf of the Registrant and in the capacity And On the date indicated.


Dated:  June  15,  2000     (formerly  INTER.N  CORPORATION)

                      by


          /s/                      /s/
 Maurizio Forigo             Lance Morginn
 president/director          secretary/director

--------------------------------------------------------------------------------
                             EXHIBIT EXHIBIT QF1A-00

                         UN-AUDITED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                 (U.S. DOLLARS)

                                                                  March 31,    December 31,
                                                                        2000            1999
                                                                  -----------  --------------
ASSETS
CURRENT
  Cash                                                            $    4,406   $       2,778
  Prepaid expense                                                          0           5,600
----------------------------------------------------------------  -----------  --------------
TOTAL ASSETS                                                      $    4,406   $       8,378
----------------------------------------------------------------  -----------  --------------
LIABILITIES
CURRENT
  Accounts payable                                                $    8,069   $       5,239
DUE TO SHAREHOLDERS                                                    6,350             350
----------------------------------------------------------------  -----------  --------------
TOTAL LIABILITIES                                                     14,419           5,589
----------------------------------------------------------------  -----------  --------------
STOCKHOLDERS' EQUITY
COMMON STOCK, 25,000,000 shares authorized, par value of $0.001,
  24,000,000 (1999 - 24,000,000) shares issued and outstanding        24,000          24,000
ADDITIONAL PAID-IN CAPITAL                                            32,000          32,000
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (66,013)        (53,211)
----------------------------------------------------------------  -----------  --------------
TOTAL STOCKHOLDERS' EQUITY                                           (10,013)          2,789
----------------------------------------------------------------  -----------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    4,406   $       8,378
----------------------------------------------------------------  -----------  --------------

The accompanying notes are an integral part of these financial statements.

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (U.S. DOLLARS)

                                                                   PERIOD FROM
                              THREE MONTHS      THREE MONTHS       JUNE 27, 1996
                              ENDED MARCH 31,   ENDED MARCH 31,     (INCEPTION) TO
                                          2000              1999   MARCH 31, 2000
                                                         (Note 2)
EXPENSES
  Professional fees           $          8,430  $              0   $        15,330
  Selling and administrative             2,833                 0             6,568
  Rent                                     762                 0             2,433
  Consulting                               688                 0            36,554
  Bank charges                              89                 0               152
  Travel                                     0                 0             4,976
----------------------------  ----------------  -----------------  ---------------
TOTAL EXPENSES AND NET
  LOSS FOR PERIOD             $         12,802  $              0   $        66,013
----------------------------  ----------------  -----------------  ---------------
NET LOSS PER SHARE            $           0.00  $           0.00
----------------------------  ----------------  -----------------
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING             24,000,000         6,000,000
----------------------------  ----------------  -----------------

The accompanying notes are an integral part of these financial statements.

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (U.S. DOLLARS)

                                                                       DEFICIT
                                                                       ACCUMULATED
                                    COMMON      COMMON   ADDITIONAL    DURING THE     TOTAL
                                    STOCK       STOCK    PAID-IN       DEVELOPMENT    STOCKHOLDERS'
                                    NUMBER      AMOUNT   CAPITAL       STAGE          EQUITY
                                    ----------  -------  ------------  -------------  ---------------
BALANCE, JUNE 27, 1996                       0  $     0  $         0   $          0   $            0
  Common Stock Issued for Services   6,000,000    6,000       (5,000)             0            1,000
  Net Loss, June 27, 1996
    to December 31, 1996                     0        0            0         (1,000)          (1,000)
----------------------------------  ----------  -------  ------------  -------------  ---------------
BALANCE, DECEMBER 31, 1996           6,000,000    6,000       (5,000)        (1,000)               0
YEAR ENDED DECEMBER 31, 1997
  Net loss                                   0        0            0              0                0
----------------------------------  ----------  -------  ------------  -------------  ---------------
BALANCE, DECEMBER 31, 1997           6,000,000    6,000       (5,000)        (1,000)               0
YEAR ENDED DECEMBER 31, 1998
  Net loss                                   0        0            0           (350)            (350)
----------------------------------  ----------  -------  ------------  -------------  ---------------
BALANCE, DECEMBER 31, 1998           6,000,000    6,000       (5,000)        (1,350)            (350)
YEAR ENDED DECEMBER 31, 1999
  Common stock issued
    For cash                         9,000,000    9,000       21,000              0           30,000
    For services                     9,000,000    9,000       21,000              0           30,000
  Net loss                                   0        0            0        (51,861)         (51,861)
  Share issue costs                          0        0       (5,000)             0           (5,000)
----------------------------------  ----------  -------  ------------  -------------  ---------------
Balance, December 31, 1999          24,000,000   24,000       32,000        (53,211)           2,789
Period Ended March 31, 2000
  Net loss                                   0        0            0        (12,802)         (12,802)
----------------------------------  ----------  -------  ------------  -------------  ---------------
Balance, March 31, 2000             24,000,000  $24,000  $    32,000   $    (66,013)  $      (10,013)
----------------------------------  ----------  -------  ------------  -------------  ---------------

The accompanying notes are an integral part of these financial statements.

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (U.S. DOLLARS)

                                                                               PERIOD FROM
                                           THREE MONTHS      THREE MONTHS      JUNE 27,1996
                                           ENDED MARCH 31    ENDED MARCH 31     (INCEPTION) TO
                                                      2000              1999   MARCH 31, 2000
                                           ----------------  ----------------  ----------------
                                                                     (Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                 $       (12,802)  $             0   $       (66,013)
  Adjustment to reconcile net loss
    to net cash used by operating
    activities
 Issuance of common stock for payment
    of services                                          0                 0            31,000
CHANGES IN NON-CASH WORKING CAPITAL
  Prepaid expense                                    5,600                 0                 0
  Accounts payable                                   2,830                 0             8,069
-----------------------------------------  ----------------  ----------------  ----------------
NET CASH USED IN OPERATING ACTIVITIES               (4,372)                0           (26,944)
-----------------------------------------  ----------------  ----------------  ----------------
FINANCING ACTIVITIES
  Advances from shareholders                         6,000                 0             6,350
  Issuance of common stock                               0                 0            25,000
-----------------------------------------  ----------------  ----------------  ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            6,000                 0            31,350
-----------------------------------------  ----------------  ----------------  ----------------
CASH INFLOW                                          1,628                 0             4,406
CASH, BEGINNING OF PERIOD                            2,778                 0                 0
-----------------------------------------  ----------------  ----------------  ----------------
CASH, END OF PERIOD                        $         4,406   $             0   $         4,406
-----------------------------------------  ----------------  ----------------  ----------------

The accompanying notes are an integral part of these financial statements.

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