Form 10QSB
period 2000-06-30
SAFE ID CORP
filed 2000-08-14
CIK 1104120

--------------------------------------------------------------------------------
                                 Maurizio Forigo
                                    PRESIDENT
                                   SafeID Corp
                    1700 Varsity Estates Drive  NW, Suite B3
                         Calgary, Alberta Canada T3B 2W9
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2000

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

As of June 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 24,000,000

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

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

    Attached hereto and incorporated herein by this reference are the following financial statements:

                        Exhibit     FINANCIAL STATEMENTS
00QF-2     Un-Audited  Financial  Statements for the three months and six months ended  June  30,  2000



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

      (1) BALANCE SHEET. Our Financial condition had not changed materially during the first half of year 2000.

Balance Sheet. . . .   6/30/00   12/31/99
-----------------------------------------
Cash . . . . . . . .  $  2,035  $   2,778
Prepaid Expenses . .         0      5,600
Total Assets . . . .    65,035    131,577
Accounts Payable . .    16,606      5,239
====================  ========  =========
Shareholders Payable     6,350        350
Total Liabilities. .    22,956      5,589
=========================================



      (2) OPERATIONS. From inception, June 27, 1996, to June 30, 2000, we had no revenues and total expenses of $76,921. $36,554 were for consulting fees. $23,867 were professional fees. $8,173 were Selling and Administrative. $4,976 were for travel, and rent was $3,181. More recently:

Operations . . . . . . . .  April 1 to June 30   January 1 to June 30
                                           2000                   1999     2000   1999
--------------------------------------------------------------------------------------
Revenues:. . . . . . . . .  $                 0  $                   0  $     0  $   0
 Total Revenues. . . . . .                    0                      0        0      0
======================================================================================
Expenses:
Professional Fees. . . . .                8,537                      0   16,967      0
Selling and Administrative                1,605                      0    4,438      0
Rent . . . . . . . . . . .                  748                      0    1,510      0
Bank Charges . . . . . . .                   18                      0      107      0
Consulting . . . . . . . .                    0                      0      668      0
Travel . . . . . . . . . .                    0                      0        0      0
======================================================================================
 Total Expenses. . . . . .               10,908                      0   23,690      0
--------------------------------------------------------------------------------------
Net Loss . . . . . . . . .               10,908                      0   23,690      0
======================================================================================

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

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                      None

                                  EXHIBIT INDEX

                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                        Exhibit     FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
00QF-2 Un-Audited Financial Statements for the three months and six months ended June 30, 2000
--------------------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended June 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                               Safe ID Corporation
Dated:  August  11,  2000     (formerly  INTER.N  CORPORATION)

                                       by

/s/Maurizio Forigo          /s/Lance Morginn
  Maurizio  Forigo          Lance  Morginn
  president/director          secretary/director

--------------------------------------------------------------------------------
                             EXHIBIT EXHIBIT 00QF-2

                         UN-AUDITED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                 (U.S. DOLLARS)

                                                                           June 30,     December 31,
                                                                             2000            1999
----------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,035   $       2,778
  Prepaid expense. . . . . . . . . . . . . . . . . . . . . . . . . . .          0           5,600
                                                                        --------------------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,035   $       8,378
                                                                        ==========================
LIABILITIES

CURRENT
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .  $  16,606   $       5,239

DUE TO SHAREHOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . .      6,350             350
                                                                        --------------------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . .     22,956           5,589
                                                                        --------------------------
STOCKHOLDERS' EQUITY

COMMON STOCK, 25,000,000 shares authorized, par value of
  $0.001, 24,000,000 (1999 - 24,000,000) shares issued and outstanding     24,000          24,000
ADDITIONAL PAID-IN CAPITAL . . . . . . . . . . . . . . . . . . . . . .     32,000          32,000
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE . . . . . . . . . . .    (76,921)        (53,211)
                                                                        --------------------------
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . .    (20,921)          2,789

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .  $   2,035   $       8,378
                                                                        ==========================

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (U.S. DOLLARS)

                               PERIOD FROM
                               THREE MONTHS      THREE MONTHS     SIX MONTHS       SIX MONTHS      JUNE 27, 1996
                               ENDED JUNE 30,    ENDED JUNE 30,   ENDED JUNE 30,   ENDED JUNE 30   (INCEPTION) TO
                                    2000              1999             2000            1999         JUNE 30, 2000
                                                    (Note 2). . . . . . . . .        (note 2)
------------------------------------------------------------------------------------------------------------------
EXPENSES
  Professional fees . . . . .  $         8,537   $             0  $        16,967  $            0  $        23,867
  Selling and administrative.            1,605                 0            4,438               0            8,173
  Rent. . . . . . . . . . . .              748                 0            1,510               0            3,181
  Bank charges. . . . . . . .               18                 0              107               0              170
  Consulting. . . . . . . . .                0                 0              688               0           36,554
  Travel. . . . . . . . . . .                0                 0                0               0            4,976
------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES AND NET
  LOSS FOR PERIOD . . . . . .  $        10,908   $             0  $        23,710  $            0  $        76,921
==================================================================================================================
NET LOSS PER SHARE. . . . . .  $          0.00   $          0.00  $          0.00  $         0.00
==================================================================================================================
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING . . .       24,000,000         6,000,000       24,000,000       6,000,000
==================================================================================================================

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (U.S. DOLLARS)

                                                                        DEFICIT
                                                                       ACCUMULATED
                                    COMMON       COMMON   ADDITIONAL    DURING THE     TOTAL
                                    STOCK        STOCK    PAID-IN       DEVELOPMENT    STOCKHOLDERS'
                                    NUMBER       AMOUNT   CAPITAL       STAGE          EQUITY
------------------------------------------------------------------------------------------------------
BALANCE, JUNE 27, 1996 . . . . . .            0  $     0  $         0   $          0   $            0
  Common Stock Issued for Services    6,000,000    6,000       (5,000)             0            1,000
------------------------------------------------------------------------------------------------------
Net Loss, June 27, 1996
    to December 31, 1996 . . . . .            0        0            0         (1,000)          (1,000)
------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996 . . . .    6,000,000    6,000       (5,000)        (1,000)               0
YEAR ENDED DECEMBER 31, 1997
  Net loss . . . . . . . . . . . .            0        0            0              0                0
------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997 . . . .    6,000,000    6,000       (5,000)        (1,000)               0
YEAR ENDED DECEMBER 31, 1998
  Net loss . . . . . . . . . . . .            0        0            0           (350)            (350)
------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998 . . . .    6,000,000    6,000       (5,000)        (1,350)            (350)
YEAR ENDED DECEMBER 31, 1999
  Common stock issued
    For cash . . . . . . . . . . .    9,000,000    9,000       21,000              0           30,000
    For services . . . . . . . . .    9,000,000    9,000       21,000              0           30,000
  Net loss . . . . . . . . . . . .            0        0            0        (51,861)         (51,861)
  Share issue costs. . . . . . . .            0        0       (5,000)             0           (5,000)
------------------------------------------------------------------------------------------------------
Balance, December 31, 1999 . . . .   24,000,000   24,000       32,000        (53,211)           2,789
Period Ended June 30, 2000
  Net loss . . . . . . . . . . . .            0        0            0        (23,710)         (23,710)
------------------------------------------------------------------------------------------------------
Balance, June 30, 2000 . . . . . .   24,000,000  $24,000  $    32,000   $    (76,921)  $      (20,921)
======================================================================================================

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (U.S. DOLLARS)

                                                                              PERIOD FROM
                                            SIX MONTHS       SIX MONTHS      JUNE 27,1996
                                            ENDED JUNE 30    ENDED JUNE 30    (INCEPTION) TO
                                                2000             1999         JUNE 30, 2000
                                                               (Note 2)
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . .  $      (23,710)  $            0  $       (76,921)
  Adjustment to reconcile net loss
    to net cash used by operating
    activities
 Issuance of common stock for payment
    of services. . . . . . . . . . . . . .               0                0           31,000

CHANGES IN NON-CASH WORKING CAPITAL
  Prepaid expense. . . . . . . . . . . . .           5,600                0                0
  Accounts payable . . . . . . . . . . . .          11,367                0           16,606
----------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES. . .          (6,743)               0          (29,315)
----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Advances from shareholders . . . . . . .           6,000                0            6,350
  Issuance of common stock . . . . . . . .               0                0           25,000
----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES.           6,000                0           31,350
----------------------------------------------------------------------------------------------
CASH INFLOW (OUTFLOW). . . . . . . . . . .            (743)               0            2,035
CASH, BEGINNING OF PERIOD. . . . . . . . .           2,778                0                0
----------------------------------------------------------------------------------------------
CASH, END OF PERIOD. . . . . . . . . . . .  $        2,035   $            0  $         2,035
==============================================================================================

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 (U.S. DOLLARS)



1.     BASIS  OF  PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's December 31, 1999 Form 10-SB which is currently under review by the Securities Exchange Commission.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2000 and December 31, 1999 and the results of operations and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     COMPARATIVE  FIGURES

Operating results for the six month period ended June 30, 1999 were not audited or reviewed.