Form 10QSB/A
period 2000-06-30
SAFE ID CORP
filed 2000-10-13
CIK 1104120

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

                                  FORM 10-QSB-A

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

     As previously stated, we believe that an initial $250,000 private placement would be sufficient to defer our expenses until we begin to generate sufficient revenues. When our 1934 Act Registration is clear of comments, we would proceed with our planned private placement. We would expect to allow three months for the completion and clearance of funds. At that time we will purchase inventory and expect to begin making sales and recording revenues immediately. The basis for our expectation of immediate revenue generation is based upon our management's existing relationships and informal contacts with potential customers. If we are unsuccessful in securing investment in our private placement, we may not be able to continue as a going concern.

     It is apparent that our cash on hand is insufficient for any material purpose. We do not have any current operations other than our focus on this 1934 Act Registration. Accordingly, expenses incurred in connection with this Registration which exceed our available cash on hand must be and will be advanced by management.

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

      (1) BALANCE SHEET. Our Financial condition had not changed materially during the first half of year 2000.

Balance Sheet. . . .  June 30,   December
                           2000   31, 1999
------------------------------------------
Cash . . . . . . . .  $   2,035  $   2,778
Prepaid Expenses . .          0      5,600
Total Assets . . . .      2,035      8,378
Accounts Payable . .     16,606      5,239
Shareholders Payable      6,350        350
Total Liabilities. .     22,956      5,589
------------------------------------------



      (2) OPERATIONS. From inception, June 27, 1996, to June 30, 2000, we had no revenues and total expenses of $76,921. $36,554 were for consulting fees. $23,867 were professional fees. $8,173 were Selling and Administrative. $4,976 were for travel, and rent was $3,181. More recently:

Operations . . . . . . . .  April 1 to June 30   January 1 to June 30
                                           2000                   1999     2000   1999
--------------------------------------------------------------------------------------
Revenues:. . . . . . . . .  $                 0  $                   0  $     0  $   0
 Total Revenues. . . . . .                    0                      0        0      0
Expenses:
Professional Fees. . . . .                8,537                      0   16,967      0
Selling and Administrative                1,605                      0    4,438      0
Rent . . . . . . . . . . .                  748                      0    1,510      0
Bank Charges . . . . . . .                   18                      0      107      0
Consulting . . . . . . . .                    0                      0      668      0
Travel . . . . . . . . . .                    0                      0        0      0
 Total Expenses. . . . . .               10,908                      0   23,690      0
Net Loss . . . . . . . . .               10,908                      0   23,690      0
--------------------------------------------------------------------------------------

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

                               Safe ID Corporation
        Dated:  October  13,  2000     (formerly  INTER.N  CORPORATION)

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