Form 10QSB
period 2000-09-30
SAFE ID CORP
filed 2000-11-08
CIK 1104120

--------------------------------------------------------------------------------
                                 Maurizio Forigo
                                    PRESIDENT
                               SafeID Corporation
                      Suite B3, 1700 Varsity Estates Drive
                       NW Calgary, Alberta, Canada T3B 2W9
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2000

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

As of September 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 24,000,000


                                  INTRODUCTION

     We have filed our registration statement voluntarily pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of the National Association of Securities Dealers for submission for quotation on the Over the Counter Bulletin Board, often called OTCBB . This Issuer's common stock is not presently quoted on the OTCBB. Its common stock is listed on the Pink Sheets and may have traded in brokerage transactions. The requirements of the OTCBB are that the financial statements and information about the Issuer be reported periodically to the Commission and be and become information that the public can access easily. This issuer wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act. If and when this 1934 Act Registration is effective and clear of comments by the staff, this issuer will be eligible for consideration for the OTCBB upon submission of one or more NASD members for permission to publish quotes for the purchase and sale of the shares of the common stock of the issuer. Our 1934 Act Registration has not cleared comments by the Staff of the SEC.

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are the following financial statements:

--------------------------------------------------------------------------------
Exhibit                      FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00QF-3 Un-Audited Financial Statements for the three months and nine months ended September 30, 2000
--------------------------------------------------------------------------------


       ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A)  PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have estimated that we would require about $250,000 in the next twelve month to meet overhead (rent, salaries, and operational expenses) and also expenses connected with marketing (cost of goods sold, buying chips, mainly,) and also general working capital. These necessary funds must be raised by offering additional shares of stock in one or a combination of the following: a public offering pursuant to the Securities Act of 1933; and/or, one or more private placement of restricted securities. We have not determined yet what plan or plans of capital formation we will pursue. The principal purpose of this 1934 Act Registration is to secure and sustain the quote-ability of our common stock on the OTCBB. Accordingly, the phrase "next twelve months includes the twelve months following the effectiveness of our 1934 Act Registration clear of SEC Comments. We cannot proceed with capital formation before that time.

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

      (1) BALANCE SHEET. Our Financial condition had not changed materially during the current year 2000.


Balance Sheet. . . .       September 30,   June 30,   December 31,
                                2000       2000           1999
--------------------------------------------------------------
Cash . . . . . . . .  $        1,263  $   2,035  $       2,778
Prepaid Expenses . .               0          0          5,600
Total Assets . . . .           1,263      2,035          8,378
Accounts Payable . .          34,082     16,606          5,239
Shareholders Payable           6,350      6,350            350
--------------------------------------------------------------
Total Liabilities. .          40,432     22,956          5,589


      (2) OPERATIONS. From inception, June 27, 1996, to June 30, 2000, we had no revenues and modest expenses:

             The Remainder of this Page is Intentionally left Blank

 3RD QUARTER.                                                                        Inception
                                                                                       June 27
                                                                                         1996
                                                                                          To
Operations. . . . . . . .                  July 1 to Sept 30        Jan 1 to Sept 30   Sept 30
                                        2000               1999      2000      1999      2000
----------------------------------------------------------------------------------------------
Revenues: . . . . . . . .                  0                  0         0         0         0
 Total Revenues . . . . .                  0                  0         0         0         0
Professional Fees . . . .             17,477              5,000    34,444     5,000    41,344
Rent. . . . . . . . . . .                754                971     2,255       971     3,926
Bank Charges. . . . . . .                 18                 22       125        22       188
Selling & Administrative.                  8              1,678     4,446     1,678     8,181
Consulting. . . . . . . .                  0             32,501       688    32,501    36,554
Travel. . . . . . . . . .                  0              4,976         0     4,976      4976
----------------------------------------------------------------------------------------------
 Total Expenses . . . . .             18,257             45,148    41,958    45,148    95,169
Net (Loss). . . . . . . .            (18,257)           (45,148)  (41,958)  (45,148)  (95,169)



          SECOND  QUARTER

Operations . . . . . . . .                      April 1 to June 30     January 1 to June 30
                                           2000                   1999     2000   1999
-------------------------------------------------------------------------------------------
Revenues:. . . . . . . . .  $                 0  $                   0  $     0  $   0
 Total Revenues. . . . . .                    0                      0        0      0
Expenses:
Professional Fees. . . . .                8,537                      0   16,967      0
Selling and Administrative                1,605                      0    4,438      0
Rent . . . . . . . . . . .                  748                      0    1,510      0
Bank Charges . . . . . . .                   18                      0      107      0
Consulting . . . . . . . .                    0                      0      668      0
Travel . . . . . . . . . .                    0                      0        0      0
--------------------------------------------------------------------------------------
 Total Expenses. . . . . .               10,908                      0   23,690      0
Net Loss . . . . . . . . .               10,908                      0   23,690      0



     We had no revenues and modest liabilities. We had only initial selling and administrative expenses in that year, which were funded by loans from shareholders. These loans remain on the books. Expenses were funded substantially by the sale of stock, and not from operations. We have an insignificant amount cash and other assets as of the close of this last fiscal year and currently.

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


                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                  EXHIBIT  INDEX

--------------------------------------------------------------------------------
Exhibit                       FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00QF-2 Un-Audited Financial Statements for the three months and six months ended September 30, 2000
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended September 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

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

/s/Maurizio Forigo          /s/Lance Morginn
   Maurizio  Forigo            Lance  Morginn
   president/director          secretary/director

--------------------------------------------------------------------------------
                             EXHIBIT EXHIBIT 00QF-2

                         UN-AUDITED FINANCIAL STATEMENTS

                              FOR THE THREE MONTHS
                                 AND NINE MONTHS
                            ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                 (U.S. DOLLARS)

                                                         September 30,     December 31,
                                                              2000            1999
---------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $     1,263   $       2,778
  Prepaid expense . . . . . . . . . . . . . . . . . . .            0           5,600

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $     1,263   $       8,378

LIABILITIES

CURRENT
  Accounts payable. . . . . . . . . . . . . . . . . . .  $    34,082   $       5,239

DUE TO SHAREHOLDERS . . . . . . . . . . . . . . . . . .        6,350             350

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . .       40,432           5,589

STOCKHOLDERS' EQUITY (DEFICIENCY)

COMMON STOCK, 25,000,000 shares
authorized, par value of $0.001,
                                                         24,000,000 (1999 - 24,000,000)
shares issued and outstanding
ADDITIONAL PAID-IN CAPITAL. . . . . . . . . . . . . . .       32,000          32,000
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE. . . .      (95,169)        (53,211)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY) . . . . . . . .      (39,169)          2,789

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)  $     1,263   $       8,378

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (U.S. DOLLARS)

                               THREE MONTHS     THREE MONTHS    NINE MONTHS     NINE MONTHS    PERIOD FROM
                               ENDED            ENDED           ENDED           ENDED          JUNE 27, 1996
                               SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30    (INCEPTION) TO
                                                                                                SEPTEMBER 30,
                                  2000             1999            2000           1999              2000
                                                 (Note 2)                       (note 2)
--------------------------------------------------------------------------------------------------------------
EXPENSES
  Professional fees . . . . .  $       17,477   $        5,000  $       34,444  $       5,000  $        41,344
  Rent. . . . . . . . . . . .             745              971           2,255            971            3,926
  Bank charges. . . . . . . .              18               22             125             22              188
  Selling and administrative.               8            1,678           4,446          1,678            8,181
  Consulting. . . . . . . . .               0           32,501             688         32,501           36,554
  Travel. . . . . . . . . . .               0            4,976               0          4,976            4,976
--------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES AND NET
  LOSS FOR PERIOD . . . . . .  $       18,248   $       45,148  $       41,958  $      45,148  $        95,169
==============================================================================================================
NET LOSS PER SHARE. . . . . .  $         0.00   $         0.00  $         0.00  $        0.00
==============================================================================================================
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING . . .      24,000,000       24,000,000      24,000,000     24,000,000
==============================================================================================================

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)
                                 (U.S. DOLLARS)

                                    DEFICIT
                                    ------------
                                    ACCUMULATED
                                    COMMON        COMMON   ADDITIONAL    DURING THE     TOTAL
                                    STOCK         STOCK    PAID-IN       DEVELOPMENT    STOCKHOLDERS'
                                    NUMBER        AMOUNT   CAPITAL       STAGE          EQUITY
                                                                                         (Deficiency)
-------------------------------------------------------------------------------------------------------
BALANCE, JUNE 27, 1996 . . . . . .             0  $     0  $         0   $          0   $            0
  Common Stock Issued for Services     6,000,000    6,000       (5,000)             0            1,000
  Net Loss, June 27, 1996
    to December 31, 1996 . . . . .             0        0            0         (1,000)          (1,000)
-------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996 . . . .     6,000,000    6,000       (5,000)        (1,000)               0
YEAR ENDED DECEMBER 31, 1997
  Net loss . . . . . . . . . . . .             0        0            0              0                0
-------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997 . . . .     6,000,000    6,000       (5,000)        (1,000)               0
YEAR ENDED DECEMBER 31, 1998
  Net loss . . . . . . . . . . . .             0        0            0           (350)            (350)
-------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998 . . . .     6,000,000    6,000       (5,000)        (1,350)            (350)
YEAR ENDED DECEMBER 31, 1999
  Common stock issued
    For cash . . . . . . . . . . .     9,000,000    9,000       21,000              0           30,000
    For services . . . . . . . . .     9,000,000    9,000       21,000              0           30,000
  Net loss . . . . . . . . . . . .             0        0            0        (51,861)         (51,861)
  Share issue costs. . . . . . . .             0        0       (5,000)             0           (5,000)
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1999 . . . .    24,000,000   24,000       32,000        (53,211)           2,789
Period Ended September 30, 2000
  Net loss . . . . . . . . . . . .             0        0            0        (41,958)         (41,958)
-------------------------------------------------------------------------------------------------------
Balance, September 30, 2000. . . .    24,000,000  $24,000  $    32,000   $    (95,169)  $      (39,169)
=======================================================================================================

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (U.S. DOLLARS)

                                            NINE MONTHS      NINE MONTHS          PERIOD FROM
                                            ENDED            ENDED               JUNE 27,1996
                                            SEPTEMBER, 30    SEPTEMBER, 30        (INCEPTION) TO
                                                2000             1999          SEPTEMBER 30, 2000
                                                                                     (Note 2)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . .  $      (41,958)  $            0  $           (95,169)
  Adjustment to reconcile net loss
    to net cash used by operating
    activities
 Issuance of common stock for payment
    of services. . . . . . . . . . . . . .               0                0               31,000

CHANGES IN NON-CASH WORKING CAPITAL
  Prepaid expense. . . . . . . . . . . . .           5,600                0                    0
  Accounts payable . . . . . . . . . . . .          28,843                0               34,082
-------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES. . .          (7,515)               0              (30,087)
-------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Advances from shareholders . . . . . . .           6,000                0                6,350
  Issuance of common stock . . . . . . . .               0                0               25,000
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES.           6,000                0               31,350
-------------------------------------------------------------------------------------------------
CASH INFLOW (OUTFLOW). . . . . . . . . . .          (1,515)               0                1,263
CASH, BEGINNING OF PERIOD. . . . . . . . .           2,778                0                    0
-------------------------------------------------------------------------------------------------
CASH, END OF PERIOD. . . . . . . . . . . .  $        1,263   $            0  $             1,263
=================================================================================================

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (U.S. DOLLARS)



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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 2000 and December 31, 1999 and the results of operations and cash flows for the nine months and three months ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     COMPARATIVE  FIGURES

Operating results for the nine month period ended September 30, 1999 were not audited or reviewed.