Form 10KSB
period 2000-12-31
SAFE ID CORP
filed 2001-03-30
CIK 1104120

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the Year ended 12/31/00

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

Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  12/31/00

     the aggregate number of shares held by non-affiliates was approximately 12,000,000 shares.

     the number of shares outstanding of the Registrant's Common Stock was 24,000,000.

                        Exhibit Index is found on page 15

Introduction                                                                   3

PART  I                                                                        3

Item  1.  Description  of  Business                                            3

Item  2.  Description  of  Property                                            8

Item  3.  Legal  Proceedings                                                   8

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          8

PART  II                                                                       8

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               8
      (a)  Market  Information                                                 8
      (b)  Holders                                                             8
      (c)  Dividends                                                           8
      (d)  Sales  of  Unregistered  Common  Stock  2000                        8

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation        9
      (a)  Plan  of  Operation  for  the  next  twelve  months                 9
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                          9
      (c)  Reverse  Acquisition  Candidate                                    12

Item  7.  Financial  Statements                                               12

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          12

PART  III                                                                     13

Item  9.  Directors and Executive Officers, Promoters and Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act            13

Item  10.  Executive  Compensation                                            13

Item  11.  Security Ownership of Certain Beneficial Owners and Management     14
      (a)  Security  Ownership  of  Management                                14
      (b)  Security  Ownership  of  Certain  Beneficial  Owners               14
      (c)  Changes  in  Control                                               15

Item  12.  Certain  Relationships  and  Related  Transactions                 15

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   15
      (a)  Financial  Statements                                              15
      (b)  Form  8-K  Reports                                                 15
      (c)  Exhibits                                                           15

                                  INTRODUCTION


                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.


(A) HISTORICAL INFORMATION. This Corporation, Safe ID Corporation, ("We", "Our", "Us") was duly organized on June 27, 1996 pursuant to the laws of the State of Nevada as Inter.N Corporation.

     On June 30, 1996, Inter.N Corporation issued 6,000,000 shares of common stock to its founders at par value of $0.001 for services valued at $1,000. These common stock amounts have been fully adjusted to reflect a 2,000 for 1 split of October 12, 1998, and a 3 for 1 split on September 20, 1999.

     On July 23, 1999, 9,000,000 shares were issued for the acquisition of intellectual property in the form of a developed business plan. The fair value of $30,000 has been assigned to coordinate the valuation with the proceeds received from the following subsequent share issuance. On September 1, 1999, 9,000,000 shares were issued for $30,000 cash. The common stock amounts have been adjusted to reflect the 3 for 1 split of September 20, 1999.

     During August of 1999, Inter N. Corporation changed its name to Safe ID Corporation.

(B) SUMMARY OF SIGNIFICANT EVENTS FOLLOWING REORGANIZATIONS. We have completed our 1934 Act Registration of our common stock, and have been accepted for quotation on the OTCBB, the Over the Counter Bulletin Board.

(C) RECENT EVENT. On January 26, 2001, we repurchased 1,416,000 shares of common stock, at no cost, and returned the shares to treasury.

(D) OUR BUSINESS. We are developing our business to become re-sellers of a product line of miniaturized micro-chip technology for insertion into inanimate objects, or, in appropriate contexts, the insertion under the skin of animals. The purpose of these devices is positive identification. The chip is the size of a grain of rice. It is programmable with unique codes with billions of combinations possible. Positive identification of such things as cameras, bicycles, boats, cars, skis, paintings and expensive clothes such as fur coats is easily provided. The electronic product line includes a variety of radio frequency micro-chips or "tags," portable readers, stationary readers and micro-chip injecting devices.

     We have not commenced operations and have established no source of revenues. We will purchase chips and resell them. Once sales have been generated, we will recognize revenue at the time of delivery of the product to the customer.

RADIO FREQUENCY IDENTIFICATION (RFID) RFID technology identifies an object remotely through the use of radio frequencies and micro-chips and lasts indefinitely. Because RFID codes can be read without line-of-sight or physical contact, RFID technology provides a solution to certain difficult identification problems which bar code technology cannot address. The chips are passive, activated by the electromagnetic field of the scanner as it passes over the chip and temporarily energizes the chip, allowing it to transmit its data to the reader in milliseconds. Safe ID's readers (scanners) can read other manufacturer's micro-chips and have an error detection and encryption algorithm that reduces the probability of duplication or reading error to less than 1 in 10 billion. Management believes that no other manufacturers can guarantee this reliability in their chip and coding systems.

MICRO-CHIPS are tiny, passive electronic devices, ranging in size from 12 to 28 millimeters in length and 2.1 to 3.5 millimeters in diameter. The smallest micro-chip is about the size of a grain of rice. The life expectancy of these micro-chips is greater than 75 years and over 100,000 reads.

TAMPER-PROOF & UNIQUE ID NUMBER. A computer-controlled process that ensures no duplication uniquely codes each micro-chip. This code cannot be altered. The micro-chips carry 96 bits of information including check bits, which allows 700 trillion non-reprogrammable unique ID combinations. Because of the random process, specific numbers or groups of numbers are not available. The micro-chips unique ID number cannot be changed and there are no moving parts. The micro-chip can be implanted into an object or animal. After implantation, the device remains with the object or animal for life, where it provides the unique ID number anytime it is scanned by a compatible electronic ID scanner. Once implanted, the micro-chip remains inactive until read with a scanner that sends a low radio frequency signal to the chip, providing the power needed by the micro-chip to send its unique code back to the scanner and positively identify the animal. The use of a Safe ID micro-chip allows the ID number to be stored permanently inside an object or animal, where it cannot be lost or altered. The micro-chip will last for the life of an animal with the unique ID number intact. In addition to the number, the micro-chip generates a reliability check to guarantee that the identifying number is read accurately. This all takes place in less than .04 seconds.

EVERLASTING. The power supply is passive in nature, requiring no batteries that wear out or run down. A radio signal from a reader or scanner is used to read the permanent identification number through the skin of an animal or on an object. The chips operate at 125 KHz and have an operating temperature range from -200C to 800C.

SAFE, PERMANENT & POSITIVE. The Safe ID "Canadian Standard" Micro-chip is a custom integrated circuit coil and capacitor (transponder) constructed of non-toxic components and hermetically sealed in biocompatible glass containing a programmed identification number. The whole device is as small as a grain of rice. The micro-chip is coupled with an antenna and sealed in an inert glass capsule that can be glued or inserted into an object. In the case of animate identification, the chips are coated with Parylene-C, an anti-migratory coating that effects protein bonding with the host muscle of the animal. After implantation a small layer of connective tissue forms around the micro-chip, preventing migration.

ANIMAL IDENTIFICATION. We do not intend to compete with our principal supplier in the animal identification market. Avid of Canada is our supplier and manufacturer of the micro-chip that is the basis of the technology we will use for inanimate objects. It is about the size of a pencil lead and is therefore suitable for injection into virtually all animals. This includes parakeets and up to the size of a whale. Extensive testing, more than ten years, in a wide variety of animals has shown no adverse side effects to the health of the animal. We intend to focus on the use of this technology for identification of inanimate objects.

EASY IMPLANTATION. Implantation is no more difficult than a routine injection when performed by a Veterinarian. It takes less than a minute including preparation. Once implanted, the micro-chip requires no further attention during the animals' life.

UNBIASED. Most forms of identification require subjective interpretation by the observer color, brand, tattoo, markings, etc. The code generated by the micro-chip is read by the scanner and is not subject to interpretation.
Consequently,  error  is  eliminated.

DOWNLOAD SYSTEMS. SafeID systems are battery powered with optional AC adapters. They feature several download capabilities with PC or Macintosh systems. Emulation software packages are available to interface with MS DOS and Windows programs.

(E) PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS. The products which we sell have been market tested, sold and market-proven in Canada for over 10 years, by Avid of Canada for identification of animals. The market targeted is a specific niche market for identification of inanimate objects. Product warranties are set by the manufacturer.

     SAFEID MINI TRACKER. The Mini-Tracker is the most compact reader available; it is small enough to carry in a pocket and is compatible with all popular brands of micro-chips. The reader generates a 125KHz frequency signal and the returning data from the chip is stored on its 16 character Liquid Crystal Display (LCD). During operation, the reader emits two beep tones to signal that a compatible micro-chip has been energized and four beep tones sound every three minutes to remind the user to turn the reader off when not in use. The Mini-Tracker can be optionally equipped with an RS232 pigtail for downloading data to a PC or Macintosh computer. Standard power is provided by one nine-volt alkaline battery and battery capacity exceeds 6000 reads.

     SOFTWARE. SafeID intends to provide and offer a Microsoft Access based database to store and track valuables by recording their micro-chip ID numbers. This software was developed by Avid of Canada. We will be a licensee of the software, with the ability to customize the software to accommodate our clientele. The customization intended would be to modify the records and fields to address in animate objects rather than animals, as well as their own unique information including such data as: Object name or title; Object category; Object description; Object manufacturer or maker, painter, designer; Year Object was made; Name of current owner (including details such as address, telephone, fax and e-mail); Name of last owner; Alternate contact person; Record of sale of object (i.e. A sale at auction); and Other pertinent information specific to each sector/industry.

                 THE REST OF THE PAGE INTENTIONALLY LEFT BLANK.

     SYSTEM SPECIFICATIONS. Pentium PC with minimum 8 Meg RAM, SVGA Color Monitor, Minimum 40 Meg free Hard Drive Space (plus room for data), and Mouse. Runs under Windows '95. Routine software. For remote dial-in capabilities require high-speed modem, minimum 28,800. Faster is better. Windows '95 must be configured for remote dial, prior to shipping.

     COMPUTER ASSISTANCE. SafeID will design a specialized reporting system for each specific industry. SafeID can download data using a modem or copy information onto a disk to integrate with customer's system. Should each specific industry not have a computer system for the tracking of each animal, SafeID has the capabilities of assisting in designing one.

     REPORTING UNDER THE 1934 ACT. Our 1934 Act Registration of the common stock of this Registrant became effective by operation of law; notwithstanding that it has not cleared comments by the Staff of the Securities Exchange Commission. It is not uncommon for 1934 Act Registration Statements to go effective before the form has cleared comments of the SEC Staff. Whether clear of comments or not, upon the legal effectiveness of this Registration Statement, certain reporting requirements applied to us. First and foremost, a 1934 Act Registered Company is required to file an Annual Report on Form 10-K or 10-KSB, 90 days following the end of its fiscal year. The key element of such annual filing is Audited Financial Statements prepared in accordance with standards established by the Commission. A 1934 Act Registrant also reports on the share ownership of affiliates and 5% owners, initially, currently and annually. In addition to the annual reporting, a Registrant is required to file quarterly reports on Form 10-Q or 10-QSB, containing audited or un-audited financial statements, and reporting other material events. Some events are deemed material enough to require the filing of a Current Report on Form 8-K. Any events may be reported currently, but some events, like changes or disagreements with auditors, resignation of directors, major acquisitions and other changes require aggressive current reporting. All reports are filed and become public information.

(F)  OTHER  TOPICS.

      (1) DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES. We will use the Internet as our vehicle for selling. Direct sales and appointments will be made from the Internet. Our web-site is www.mysafeid.com. It is operational, but we have not launched operations. The Internet will automatically give us access to the world-wide market. We will ship via Express Post and Federal Express. We need to establish dynamic links to our site from hotels, airlines, travel agencies and other manufacturers, in order to generate major market business.

      (2)  STATUS  OF  ANY  PUBLICLY  ANNOUNCED  NEW  PRODUCT  OR SERVICE. None.

      (3) COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY. The following companies use the micro-chip technology and have a specific niche in the marketplace for animal identification: Avid Canada, Anitech, Trovan, Destron Fearing. Avid Canada, in Calgary, has supplied the following statistics, which we believe to be accurate. Avid has about 35% of the animal marketplace in Canada, Anitech has about 55%, and Trovan has 10%. We will be a new entrant into this established market and will begin at a competitive disadvantage, potentially; however, we will not compete in the established animal identification market, but will exploit the potential for identification of inanimate objects.

      (4)  SOURCES  OF  AND  AVAILABILITY  OF  RAW  MATERIALS  AND  THE NAMES OF
PRINCIPAL SUPPLIERS. Avid of Canada is the manufacturer and supplier of the micro-chip technologies that we will use. We have established an excellent working relationship with Avid. No written agreements have yet been formalized. Avid sells its chips to anyone. No special agreement is necessary to purchase chips from Avid. In addition, there are other suppliers of similar chips in Hong Kong and Thailand. We note that we intend to become a customer of Avid in the future by obtaining a licensing agreement with Avid. While it is true that Avid will sell chips to anyone, the advantage of a license agreement is two-fold: (1) Avid has obtained various Canadian Governmental approvals for various uses of its chips. A license agreement is expected to authorize Safe ID to represent that it uses Avid chips and that those chips carry the approvals of the Canadian

Governmental agencies. (2) A licensing agreement is expected to confer benefits in preferential pricing and supply for purchases in quantity. Second, the licensing agreement would move from a general discussion stage to an agreement stage, when and if Safe ID has secured clearance of its 1934 Act Registration, acceptance for quotation on the OTCBB, and consequently completed its intended private placement; so that, the agreement can be consummated with a substantial cash deposit.

     We intend to obtain a license to distribute our line of intended products using Avid's micro-chips. Although there is a limited number of manufacturers of these particular micro-chips, we believe that other suppliers could provide us similar chips on comparable terms if an agreement with Avid were not reached. A change in suppliers, however, could cause a delay in commencing operations and a possible loss of sales, which would affect operating results adversely.

      (5) DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS. We are a new company, entering into a competitive field. We do not have an established customer base yet.

      (6) PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS. None. All rights belong to Avid of Canada. We expect to be its licensee.

      (7) NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES AND STATUS. Not Applicable. Avid of Canada has already established all necessary approvals for the products we will sell and proven their safety with respect to animals. We foresee no issues with respect to our intent to use the systems for identifying inanimate objects.

      (8) EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS. Not Applicable. However, this issuer would expect to maintain its corporate status with the State of its incorporation, and would file its tax returns and reports required to be filed with the Commission. This issuer wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act. If and when this 1934 Act Registration is effective and clear of comments by the staff, this issuer will be eligible for consideration for the OTCBB upon submission of one or more NASD members for permission to publish quotes for the purchase and sale of the shares of the common stock of the issuer. In connection with such submission and any continuation on the OTCBB, this Registrant would expect to comply with NASD regulations, to the extent that any such regulations are applicable to the conduct of the Registrant's affairs.

      (9) ESTIMATE OF AMOUNT SPENT ON RESEARCH AND DEVELOPMENT IN EACH OF LAST TWO YEARS. We do not conduct research and development of the products we will re-sell, or of new products which we may, at some future time, re-sell. Our principal supplier is Avid Canada. Research and development is conducted by those who supply us with products we will re-sell.

      (10) COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS. Not Applicable.

      (11) NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. We have two full-time employees: Maurizio Forigo and Lance Morginn, who are our officers and directors.

      (12) YEAR 2000/2001 COMPLIANCE, EFFECT ON CUSTOMERS AND SUPPLIERS. The Company is not aware of any Year 2000/2001 compliance issues which have affected or would affect us or customers or suppliers.


(G) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(H)  PLANNED  ACQUISITIONS.  There  are  no  planned  acquisitions.

(I)  EMPLOYEES.  We  have  no  employees  other than our officers and directors.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We have one rented executive office in Calgary Alberta, Canada. During 2000/1999, we paid consulting fees of $988/$35,867 and rent of $2,981/$1,671 to directors  or  companies  with  a  common  director.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending, threatened or suspected, by or against us, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

             The Remainder of this Page is Intentionally left Blank


                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in the securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. The trading in our common stock began in January 2001.

 (B) HOLDERS. Management calculates that the approximate number of holders of our Common Stock, as of December 31, 2000, was 34 shareholders.

 (C) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on our Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, of our financial condition and other factors that the Board of Directors may deem relevant.

 (D)  SALES  OF  UNREGISTERED  COMMON  STOCK  2000.  None.

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A)  PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We estimate that we would require about $250,000 in the next twelve months to meet overhead (rent, salaries, and operational expenses) and also expenses connected with marketing (cost of goods sold, buying chips, mainly,) and also general working capital. We would require about $50,000 to launch, to establish our dynamic link relationships with major markets, and to produce and circulate brochures and initial advertising announcements. The term "dynamic link" refers to the common commercial practice by which one web site features a direct link to another web site. We would require about $200,000 in initial working capital to insure liquidity for the first twelve months following our launch. These necessary funds must be raised by offering additional shares of stock in one or a combination of the following: a public offering pursuant to the Securities Act of 1933; and/or, one or more private placement of restricted securities. We have not determined yet, what plan or plans of capital formation we will pursue. The principal purpose of our 1934 Act Registration was to secure and sustain the quotation of our common stock on the OTCBB. This we have achieved. The ability of investors to secure price quotations of our common stock is expected to enhance our ability for capital formation.

     We are proceeding with our planned private placement. We would expect to allow three months for the completion and clearance of funds. At that time we will purchase inventory and expect to begin making sales and recording revenues immediately. The basis for our expectation of immediate revenue generation is based upon our management's existing relationships and informal contacts with potential customers. If we are unsuccessful in securing investment in our private placement, we may not be able to continue as a going concern. It is apparent that our cash on hand is insufficient for any material purpose. We do not have any current operations other than our focus on our private placement and on our regulatory compliance. Accordingly, expenses incurred in connection with this Registration which exceed our available cash on hand must be and will be advanced by management.

     We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we might cease to be required to do so. It is in our compelling interest to report corporate affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain our qualification for the OTCBB, if and when the Issuer's intended application for submission may be effective.

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


 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We are a development stage company, as defined in Statement 7, of the Financial Accounting Standards Board. Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will realize our assets and discharge our liabilities in the normal course of operations. Of course, our ability to do this is dependent upon our ability to raise additional financing and to generate revenues. Our plan is to raise funds, as we have described above, supplemented by our planned principal operations, beginning this year, 2001. We did not launch as planned in year 2000.

      (1)  FINANCIAL  CONDITION.


Balance Sheet:               December 31    December 31
Selected Information .          2000           1999
-------------------------------------------------------
Cash . . . . . . . . .  $        844      $      2,778
Prepaid Expense. . . .             0             5,600
                        -------------------------------
Current Assets . . . .           844             8,378
                        -------------------------------
Total Assets . . . . .           844             8,378
                        -------------------------------
Accounts Payable . . .        39,939             5,239
Shareholders (Note 5).         7,333               350
                        -------------------------------
Total Liabilities. . .        47,272             5,589
                        -------------------------------
Common Stock . . . . .        24,000            24,000
Paid-in Capital. . . .        32,000            32,000
Accumulated Deficit. .      (102,428)          (53,211)
                        -------------------------------
Total Equity . . . . .       (46,428)            2,789
                        -------------------------------
Total Liabilities and.           844             8,378
Equity
=======================================================


     (NOTE 5) These are amounts representing advances from directors and shareholders, without interest provision or stated terms of payment.

      (2) RESULTS OF OPERATIONS. We had no revenues or significant liabilities in 1998. We had only initial selling and administrative expenses in that year, which were funded by loans from shareholders. These loans remain on the books as of the end of 2000. We had no revenues in 1999. We incurred $51,861 in expenses in that year. Those expenses were detailed in our financial statements. They represented start-up and organizational costs funded substantially by the sale of stock, and not from operations. We had an insignificant amount of cash and other assets as of the close of that fiscal year and currently. We had extraordinary and non-recurring professional fees in year 2000 accountable to our 1934 Act Registration of our common stock.


                                          For the Years              Inception
                                              ended                  June 27,
                                           December 31,                1996
                                                                         To
                                                                       12/31
--------------------------------------------------------------------------------
 Operations
 Selected Information
                                  2000          1999         1998        2000
------------------------------------------------------------------------------
Revenues:. . . . . . .  $            0   $         0   $        0   $       0
                        ---------------  ------------  -----------  ----------
 Total Revenues. . . .               0             0            0           0
----------------------  ---------------  ------------  -----------  ----------
Professional Fee . . .          42,735         6,900            0      49,635
Rent (Note 6). . . . .           2,981         1,671            0       4,652
Selling and. . . . . .           2,370         2,385          350       6,105
Administrative
Consulting (Note 6). .             988        35,866            0      36,854
Bank Charges . . . . .             143            63            0         206
Travel . . . . . . . .               0         4,976            0       4,976
----------------------  ---------------  ------------  -----------  ----------
 Total Expenses. . . .          49,217        51,861          350     102,428
Net (Loss) . . . . . .         (49,217)      (51,861)        (350)   (102,428)
==============================================================================
Net Loss per share . .          (.0021)       (.0045)      (.0001)          0
Weighted average . . .      24,000,000    11,515,068    6,000,000           0
shares outstanding
==============================================================================



     (NOTE 6) During 2000/1999, we paid consulting fees of $988/$5,867 and rent of $2,981/$1,671 to directors or companies with a common director.

CAUTIONARY STATEMENTS. An analysis of our financial condition concludes that we are a barely-funded start-up, with an immediate need to begin generating revenues and obtaining further financing. If we are not successful in this regard, we will not be able to achieve our objectives in this year 2001, nor be able to launch successful operations, and may fail. It is not our intention to fail, nor to abandon our plan. It is our belief that a world-wide market is developing for means and devices for the positive identification of animals and inanimate objects, and that Internet marketing can be achieved profitably within the frame work of our expected funding requirements. There can be no guarantee that our operating assumptions will prove correct. There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

 (C) REVERSE ACQUISITION CANDIDATE. We are not a candidate for reverse acquisition transactions, either as acquiror or target. It is our intention to pursue the development of our business and business plan, as described in this and other Items of this Report.


                         ITEM 7.  FINANCIAL STATEMENTS.

     The Audit Committee of this Corporation for this fiscal year consists of our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2000, be included and filed with the Securities and Exchange Commission. Our audited financial statements are found as Exhibit FK-00 attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations are reproduced and discussed in Item 6 preceding.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We are a NEVADA company with our offices in Canada and a Canadian auditing firm, Smythe Ratcliffe, Chartered Accountants. Smythe Ratcliffe is a member of PKF International Association, an international association of independent accounting firms. Our financial statements have been prepared in accordance with US GAAP. We have had and expect to have no disagreements of any kind or sort with our auditor as to any item or matter. However, management has determined prospectively, that the best interests of our company would be served by developing a relationship with a United States auditing firm in the future. No action has been taken with respect to such a change as of the filing of this report. We would expect to announce any such change promptly in accordance with current reporting rules.


             The Remainder of this Page is Intentionally left Blank

                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following persons are the Directors of Registrant, having taken office on June 4, 1999, to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined.

------------------------------------------------------------------------
 Executive  Officers  DIRECTOR'S  NAME      AGE      OFFICE/POSITION
------------------------------------------------------------------------
 Maurizio  Forigo                            36       President
 CEO
------------------------------------------------------------------------
 Lance  Morginn                              28      Secretary/Treasurer
 CFO
------------------------------------------------------------------------

     Maurizio Forigo (age 36) has an extensive business background in both public and private companies. His experience includes raising capital, negotiating strategic alliances, marketing strategies, directing hardware/software development and resource allocation necessary to bring emerging technologies to market. He was a former national sales coordinator and key account manager for publishers of legal and tax information. He has over nine years experience in sales, marketing, management, strategic planning and organizational development.

     During the past ten years he has worked for two publishing firms, the first being CCH Canadian Limited, the publishers of tax and legal information, starting in 1991, where he was National Accounts Coordinator, with special responsibility for content relations with the major Canadian accounting firms. Then, in April of 1997, he went to Thomson Professional Publishing, a similar business. He was Key Account Manager for corporate accounts, managing the top 30 corporations in Canada.

     Lance Morginn (age 28) founded Planet City Graphics, a Vancouver based web development company in April 1996. Other projects included the production of a leading North American Y2K software package capable of physically updating computer's CPU for year 2000 compliance solutions. In September 1998, a merger between Planet City Graphics and Western Shores, a Vancouver based direct response and database marketing agency, resulted in the joint venture of MediaNet Solutions. Currently acting as the VP of New Media for MediaNet, Mr. Morginn is responsible for defining new business opportunities and providing strategic direction to help position the company for growth. He holds a degree from the Vancouver Film School multi-media program. He is trained in various multi-media computer programs used specifically for the Film and Video industry.


                        ITEM 10.  EXECUTIVE COMPENSATION.

     There is no present program of executive compensation. Officers and directors serve without fixed or established compensation at present. The officers and directors of Safe ID Corporation have been fully compensated during 2000 and 1999 for the fair value of services performed. Executive compensation had not been recorded for 1998, as the services performed by officers and directors in 1998 were minimal, and the fair value for those services has been determined to be nil. Management feels that the sums paid to directors and officers and recorded in the financial statements as consulting expenses are reasonable estimates for services provided at the current level of operations, and therefore, in compliance with SAB:1:B:1. Expenses incurred by the officers and directors on behalf of Safe ID Corporation have been fully reimbursed, and are recorded in the financial statements as operating expenses, in compliance with SAB 5:T.

     During 2000/1999, we paid consulting fees of $988/$5,867 and rent of $2,981/$1,671 to directors or companies with a common director. Common stock, valued at $30,000, was also issued to directors during 1999 for payment of intellectual property valued at $7,500. Amounts due to shareholders represent advances from directors and other shareholders of our company. These amounts are carried without interest or stated terms of repayment. The consulting fees were paid to Mr. Forigo. The rent payments were actually a reimbursement for advances to pay rent.

     There are no deferred compensation arrangements, options, bonuses or other forms of compensation accrued or established.


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


 (A) SECURITY OWNERSHIP OF MANAGEMENT. To the best of our knowledge and belief the following disclosure presents the total beneficial security ownership of all directors and nominees, naming them, and by all of our officers and directors as a group, without naming them, known to or discoverable by us. Please refer to explanatory notes if any, for clarification or additional information.

 (B) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of our knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. Please refer to explanatory notes if any, for clarification or additional information.

                                    TABLE A/B
                                  COMMON STOCK
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE


 Name and Address of Beneficial Owner.    Actual
                                        Ownership         %
-----------------------------------------------------------
Maurizio Forigo (1). . . . . . . . . .   6,000,000    25.00
112 16th Ave SW
Calgary Alberta T24 0T6
-----------------------------------------------------------
Lance Morginn. . . . . . . . . . . . .   6,000,000    25.00
1550 35th Ave W
Vancouver BC V6M 1H2
-----------------------------------------------------------
All Officers and Directors as a Group.  12,000,000    50.00
-----------------------------------------------------------
Silvio Forigo (1). . . . . . . . . . .   1,449,000     6.04
615 11th Ave SE Suite 204
Calgary Alberta T2G 0Y8
-----------------------------------------------------------
Hightech International SA (2). . . . .   1,380,000     5.75
Upglebe Crossfields Nether Compton
Sherborne Dorset DT9 4R3
United Kingdom
-----------------------------------------------------------
Charles Malette (3). . . . . . . . . .   1,482,000     6.18
1550 35th Ave W
Vancouver BC V6M 1H2
-----------------------------------------------------------

                                       14


-----------------------------------------------------------
Diamond Investment Exchange (3). . . .   1,170,000     4.88
1550 35th Ave W
Vancouver BC V6M 1H2
-----------------------------------------------------------
Perpetual Securities S.A. (4). . . . .   1,200,000     5.00
7 Tilton Court Digby Road
Sherborne Dorset DT9 3NL
United Kingdom
-----------------------------------------------------------
Total Other 5% Owners. . . . . . . . .   6,681,000    27.84
-----------------------------------------------------------
Total Management and 5% owners . . . .  18,681,000    77.84
-----------------------------------------------------------
Total Shares Issued and Outstanding. .  24,000,000   100.00
-----------------------------------------------------------



(1) Maurizio Forigo and Silvio Forigo are brothers. Each disclaims beneficial interest in the security ownership of the other.

(2) Robert Bandfield has voting and investment control of the shares owned by Hightech International SA.

(3) Mr. MaLette is the President of Diamond Investment Exchange. The combined attributive total ownership is 11.06%.

(4) Chris Gulston has voting and investment control over the shares owned by Perpetual Securities, SA.


 (C) CHANGES IN CONTROL. There are no arrangements known to us, including any pledge by any persons, of our securities, which may at a subsequent date result in a change of control of the Issuer. We are not a candidate for any acquisition, as a target company nor an acquiring company.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 2000/1999, we paid consulting fees of $988/$35,867 and rent of $2,981/$1,671 to directors or companies with a common director. Common stock, valued at $30,000, was also issued to directors during 1999 for payment of intellectual property valued at $7,500. Amounts due to shareholders represent advances from directors and other shareholders of our company. These amounts are carried without interest or stated terms of repayment. The consulting fees were paid to Mr. Forigo. The rent payments were actually a reimbursement for advances to pay rent.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.  None

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following.

Exhibit                                                                  Page
Number                    Description  of  Exhibit                      Number
--------------------------------------------------------------------------------
3.1     ARTICLES OF INCORPORATION                                           17
3.2     BY-LAWS                                                             23
--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FK-00     Audited  Financial  Statements  for the years ended December 31, 2000,
          1999                                                              34
--------------------------------------------------------------------------------

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                               SAFE ID CORPORATION

                         (formerly INTER.N CORPORATION)

                                       by

Dated:  March  29,  2001



/s/Maurizio Forigo                  /s/Lance Morginn
   Maurizio  Forigo                    Lance  Morginn
   president/director                  secretary/director

                                       17


--------------------------------------------------------------------------------
                                   EXHIBIT 3.1

                            ARTICLES OF INCORPORATION
--------------------------------------------------------------------------------

Articles  of  Incorporation
(PURSUANT  TO  NRS  78)
STATE  OF  NEVADA
SECRETARY  OF  STATE

1.  NAME  OF  CORPORATION:  INTER.N  CORPORATION
2. RESIDENT AGENT: (designated resident agent and his STREET ADDRESS in Nevada where process may be served)

Name  of  Resident  Agent:  1ST  CLASS  ONLY
Street  Address:      1504  HWY  #395  N.  Ste.  #8-00227 -     Gardnerville, NV
89401-5274

3. Shares: (number of shares the corporation is authorized to issue) Number of Shares with par value: 25,000,000 Par Value: $0.001 Number of shares
with  par  value:           .
4.  Governing  Board:  shall  be  styled  as  (check  one):  XXX  Directors
                                                           Trustees
     The FIRST BOARD OF DIRECTORS shall consist of I members and the names and addresses are as follows


TERRAL  W.  CHILCOAT.   1504  Hwy  #395  N. Ste. #8-0227- Gardnerville, NV 89401
Name                    Address


5. PURPOSE(optional - see reverse side): The purpose of the Corporation shall be:

6. OTHER MATTERS: This form includes the minimal statutory requirements to incorporate under NRS 78. You may attach additional information pursuant to NRS
78.037 or any other information you deem appropriate. If any of the additional information is contradictory to this form, it cannot be files and will be returned to you for correction. Number of pages attached (6).

7. SIGNATURES OF INCORPORATORS: The names and addresses of each of the incorporators signing the articles: (Signatures must be notarized.)

TERRALL  W.  CHILCOAT
Name  (print)

1504  HWY  #395  N.  Ste.  #8-00227  Gardnerville,  NV  89410
Address


/s/Terrall  W.  Chilcoat
     Terrall  W.  Chilcoat

     State  Nevada  County  of   Carson
     This instrument was acknowledged before me on June 20th 1996, by

    Terrall  W.  Chilcoat
       Name  of  Person

     As  incorporator
     Of   INTER.N  CORPORATION     .

                            Articles of Incorporation
                                       Of
                               INTER.N CORPORATION

KNOW  ALL  MEN  BY  THESE  PRESENTS:

That I, TERRALL W. CHILCOAT, the incorporator, do hereby form a corporation under the laws of the State of Nevada relating to general corporation. I do hereby certify:

FIRST:  That  the  name  of  the  Corporation  is:  INTER.N  CORPORATION

SECOND:  That  the principal office of this Corporation is to be located at 1504
Highway #395 N. Suite #8-00227, Gardnerville, Douglas County, Nevada, although the Corporation may maintain an office or offices in places, towns and cities within or without the State of Nevada as the Board of Directors may, from time to time, determine or as may be designated by the By-Laws of this Corporation.

THIRD: The objects for which this Corporation is formed are: To engage in any lawful activity, except banking, insurance, gaming and engineering unless approved by the appropriate licensing bodies of the State of Nevada, although including but not limited to the following;

(a) Shall have all rights, privileges and powers as may be conferred upon corporation by any existing law, and may at any time exercise those rights, privileges and powers, when not inconsistent with the purposes and objects for which this Corporation is formed. It is the intention that the objects, purposes and powers specified herein shall be nowise limited or restricted by reference to or inference from the terms of any other clause or paragraph in this Articles of Incorporation, but that the objects, purposes and powers specified in each of the clauses or paragraphs of this charter shall be regarded was independent objects, purposes and powers.

(b) Shall have the power to have succession by its corporate name for the period limited in its Articles of Incorporation, and when no period is limited or specified, to exist in perpetuity, or until it dissolves itself or is dissolved and its affairs wound up according to law.

(c)  Shall  have  the  power  to  sue and be sued in any court of law or equity.

(d) Shall have the power to make legal and binding contracts with whomever it wishes as directed by the Board of Directors.

(e) Shall have the power to hold, purchase and convey real and personal estate and to mortgage or lease said real and personal estate with its franchises, including the power to take the same by devise or bequest in the State of Nevada, or in any other state, territory or country.

(f) Shall have the power to appoint all officers and agents as the affairs of this Corporation shall require, and to allow them suitable compensation as established in the By-Laws.

(g) Shall have the power to make By-Laws not inconsistent with the constitution or laws of the United States, or the State of Nevada, for the management regulation and government of its affairs and property, the transfer of its stock, the transaction of its business, and property, the transfer of its stock, the transaction of its business, and the calling and holding of meetings of its stockholders.

(h) Shall have the power to adopt and use a common seal or stamp and alter the same at its pleasure. The use of a seal or stamp by this Corporation on any corporate documents is not necessary or required. The Corporation may use a seal or stamp, if it desires, although said use or nonuse shall not in any way affect the legality of its documents.

(i) Shall have the power to borrow money and contract debts when necessary for the transaction of its business, or for the exercise of its corporate rights, privileges or franchises, to issue bonds, promissory notes, bills of exchange, debentures, and other obligations and evidences of indebtedness, payable upon the happening of a specified event or events, whether secured by mortgage, pledge or otherwise, or unsecured, for money borrowed, or in payment for property purchased, or acquired, or for any other lawful object or purpose of its incorporation.

(j) Shall have the power to guarantee, purchase, hold, sell, assign, transfer, mortgage, pledge or otherwise dispose of the shares of the capital stock, or any bonds, securities or evidences of the indebtedness created by any other corporation or corporations of the State of Nevada, or any other state or government, and in further, while owners of said stock, bonds, securities or evidences of indebtedness, to exercise all the rights, powers and privileges of ownership, including the right to vote, if any voting privileges exist.

(k) Shall have the power an use thereof, of its capital, capital surplus, surplus, or other property or fund to further the objects of this Corporation and to purchase, hold, sell and transfer shares of its own capital stock, known as "treasury shares", either directly or indirectly, by the Corporation or a wholly owned subsidiary of the Corporation, so long as aforementioned purchase does not impair the corporate capital to the detriment of the stockholders and creditors if any creditors exist, except that shares of its own stock belonging to the Corporation must not be voted upon, directly or indirectly, nor counted as outstanding shares for any purpose, to compute any stockholders' quorum or vote, nor participate in distributions or as assets for the purpose of computing the amount available for distributions, or the purchase of shares issued by this Corporation. Unless the Articles of incorporation provide otherwise, treasury shares may be retired and restored to the status of authorized and un-issued shares without an amendment to the Articles of Incorporation or may be disposed of for any consideration as the Board of Directors may determine.

(l) Shall have the power to conduct business, have one or more offices for said purposes, and hold, purchase, mortgage and convey real and personal property in the State of Nevada, an in any of the several states, territories, possessions and dependencies of the United States, the District of Columbia, and any foreign countries allowed by law.

(m) Shall have the power to do all and everything necessary an proper for the accomplishment of the objects enumerated thereof, or necessary or incidental to the protection and benefit of the Corporation, and, in general, to carry on any lawful business necessary or incidental to the attainment of the objects of this Corporation, or any amendment thereof.

(n) Shall have the power to make donations for the public good and welfare, or for charitable, scientific advancement or educational purposes and to use these donations for taxable deductions.

(o) Shall have the power to enter into partnerships, limited or general, or joint ventures, in connection with any lawful activities.

(p) Shall be recognized as a legal entity beyond the limits of this state and that, subject to any reasonable requirement of registration, any business or activities transacted outside this state be granted protection of full faith and credit under Section 1 of Article IV of the Constitution of the United States.

FOURTH: No stockholder shall be entitled as a matter of right to subscribe for or receive additional shares of any class of stock of this Corporation, or any bonds, debentures or securities convertible into stock, although any stated additional shares of stock or other securities convertible into stock may be issued or disposed of by the Board of Directors to those persons and on those terms as in its discretion it shall deem advisable. That the total number of common stock authorized that may be issued by this Corporation is TWENTY FIVE MILLION (25,000,000) shares of stock with a nominal or par value of ONE TENTH OF ONE CENT ($00.001) per share of stock, and no other class of stock shall be authorized without amendment to the Articles of Incorporation by the Board of Directors. Said shares of stock may be issued by the Corporation, from time to time, for any stated considerations as may be fixed by the Board of Directors.

FIFTH: The capital stock, after the amount of the subscription price, or par value, has been paid in, shall not be subject to assessment to pay the debts of the Corporation and shall have full entitlement to receive the net assets of this Corporation upon dissolution.

SIXTH: The governing board of this Corporation shall be known as directors and the number of directors may, from time to time, be increased or decreased in any stated manner as shall be provided by the By-Laws of this Corporation, providing that the number of directors shall not be reduced to less one (1). The Board of Directors shall have full control over the affairs of the Corporation subject only to any and all limitations as may be provided by statute. The name and post office address of the first members of the Board of Directors, until the first annual meeting of stockholders or until their successors are elected and qualify, shall be ONE(1) in number and listed as follows:

NAME:                    POST  OFFICE  ADDRESS
TERRALL  W.  CHILCOAT     1504  Highway  #395  N.  #8-00227
                          Gardnerville,  Nevada  89401-5274

SEVENTH: The powers of the incorporator are to terminate upon filing of the Articles of Incorporation. The name and post office address of the incorporator signing the Articles of Incorporation is as follows:


NAME:                    POST  OFFICE  ADDRESS
TERRALL  W.  CHILCOAT     1504  Highway  #395  N.  #8-00227
                    Gardnerville,  Nevada  89401-5274

EIGHTH:  The  resident  agent  for  this  Corporation  shall  be;

1ST  CLASS  ONLY

     The address of said agent, and, the principle or statutory address of this Corporation in the State of Nevada is;

                    1504  Highway  #395  N.  #8-00227
                    Gardnerville,  Nevada  89401-5274

NINTH:  The  Corporation  is  to  have  perpetual  existence.

TENTH: In furtherance and not in limitation of the powers conferred by stature, the Board of Directors is expressly authorized:

(a) Subject to the By-Laws, if any, have been adopted by the stockholders, to make, alter or amend the By-Laws of this Corporation.

(b) To fix the amount to be reserved as working capital over an above its capital stock paid in; to authorize and cause to be executed, mortgages and liens upon the real and personal property of this Corporation.

(c) By resolution passed by majority of the whole Board of Directors, to designate one (1) or more committee member who are natural persons, although not directors, and must be approved by the Board of Directors, which, to the extent provided in the resolution, or in the By-Laws or this Corporation, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the Corporation. The aforementioned committee, or committees, shall have any and all names, or name, as may be stated in the By-Laws of this Corporation, or as may be determined, from time to time, by resolution adopted by the Board of Directors.

(d) When and as authorized by the affirmative vote of the stockholders holding stock entitling them to exercise at least a majority of the voting power given at a stockholders meeting called for that purpose, or when authorized by written consent of the holders of at any so stated meeting to sell, lease or exchange all, or any part, of the property and assets of this Corporation, including its good will and its corporate franchises, upon any and all terms and conditions as its Board of Directors deems expedient and for the best interests of the Corporation.

ELEVENTH: No Director or Officer of this Corporation shall be personally liable to this Corporation or any of its stockholders for damages for breach of fiduciary duty as a Director or Officer involving any act of omission of any said Director or Officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of said Director or Officer (I)for acts or omission which involve intentional misconduct, fraud or knowing violation of the law, or (II)the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of this Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of any Director or Officer of this Corporation for acts or omissions prior to aforesaid repeal or modification.

TWELFTH: This Corporation, upon any and all terms and conditions as its Board of Directors deems expedient and for the best interest of the Corporation, reserves the right to amend, alter, change or repeal, in any manner, any provision contained in the Articles or Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

--------------------------------------------------------------------------------
                                   EXHIBIT 3.2

                                      BY-LAWS
--------------------------------------------------------------------------------

                          BYLAWS OF Inter.N Corporation
                                    ARTICLE I
                                     OFFICES

1.1. Registered Office and Agent. The principal office and resident agent of Inter.N Corporation, (the "Corporation") in Nevada shall be as designated by the Board of Directors from time to time.

1.2. Other Offices. The Corporation may establish and maintain such other offices at such other-places of business both within and without the State of Nevada as the Board of Directors may from time to time determine.

                                   ARTICLE II
STOCKHOLDERS

2.1. Annual Meetings. The annual stockholders' meeting for electing Directors and transacting other business shall be held at such time and place within or without the State of Nevada as may be designated by the Board of Directors in a Resolution and set forth in the notice of the meeting. Failure to hold any annual stockholders' meeting at the designated time shall not work a forfeiture or dissolution of the Corporation.

2.2. Special Meetings. Special meetings of the stockholders may be called by the Board of Directors or by the Chairman of the Board, if one be elected, or by the President, and shall be called by the President or Secretary at the request in writing of stockholders owning not less a majority of all the shares entitled to vote at the proposed meeting. Such request shall state the purpose or purposes of the proposed meeting. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice thereof.

2.3. Place of Meeting. All stockholders' meetings shall be held at such place, within or without the State of Nevada as shall be fixed from time to time by resolution of the Board of Directors.

2.4. Notice of Meetings. Written or printed notice stating the place, day and hour of the meeting and, in case of a special meeting- the purpose or purposes for which the meeting is called, shall be delivered not less than ten or more than fifty days before the date of the meeting, either personally or by mail, by or at the direction of the President, the Secretary or the officer or persons calling the meeting, to each stockholder -of record entitled to vote at such meeting, except that if the authorized shares are to be increased, at least thirty days notice shall be given. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the stockholder at his address as it appears on the stock transfer books of the Corporation, with postage thereon prepaid.

2.5. Waiver of Notice. Whenever any notice is required to be given to any stockholder of the Corporation under the provisions of any statute or the Articles of Incorporation or these Bylaws, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before, at or after the time stated therein, shall be equivalent to the giving of such notice. Attendance of a stockholder at a meeting shall constitute a waiver of notice of such meeting, except when such stockholder attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the trans-action of any business because the meeting is not lawfully called or convened.

2.6. Organization. Meetings of the stockholders shall be presided over by the Chairman of the Board, or if he is not present or one has not been elected, by the President, or if nether the Chairman of the Board nor the President is present, by a temporary chairman to be chosen by a majority of the stock-holders entitled to vote who are present in person or by proxy at the meeting. The Secretary of the Corporation, or in his absence, an Assistant Secretary, shall act as secretary of every meeting, or if neither the Secretary nor any Assistant Secretary is present, by a temporary secretary to be chosen by a majority of the stockholders entitled to vote who are present in person or by proxy at the meeting.

2.7. Voting. Except as otherwise specifically provided by the Articles of Incorporation or by these Bylaws or by statute, all matters coming before any meeting of stockholders shall be decided by a vote of the majority of the votes cast. The vote upon any question shall be by ballot whenever requested by any person entitled to vote, but, unless such a request is made, voting may be conducted in any way approved at the meeting.

2.8. Stockholders Entitled to Vote. Each stockholder of the Corporation shall be entitled to vote, in person or by proxy, each share of stock standing in his name on the books of the Corporation on the record date fixed or determined pursuant to Section 6.06 hereof.

2.9. Proxies. The right to vote by proxy shall exist only if the instrument authorizing such proxy to act shall have been executed in writing by the stockholder himself or by his attorney-in-fact duly authorized in writing. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

2.10. Quorum. The presence at any stockholders' meeting, in person or by proxy, of the record holders of shares aggregating at least fifty one percent (51%) the number of shares entitled to vote at the meeting as indicated in the Articles of Incorporation shall be necessary and sufficient to constitute a quorum for the transaction of business. The stockholders present at the stockholders meeting, for which a quorum exists, may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

2.11. Absence of Quorum. In the absence of a quorum at any stockholders' meeting, a majority of the total number of shares entitled to vote at the meeting and present there at, in person or by proxy, may adjourn the meeting for a period not to exceed sixty days at any one adjournment. Any business that might have been transacted at the meeting originally called may be transacted at any such adjourned meetings at which a quorum is present.

2.12. List of Stockholders. The officer or agent having charge of the stock transfer books for shares of the Corporation shall make, at least ten days before each meeting of stockholders, a complete current list of the stockholders entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each, which list, for a period of ten days prior to such meeting, shall be kept on file at the principal office of the Corporation, whether within or without the State of Nevada, and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer books shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at any meeting of stockholders. Failure to comply with the requirements of this Section 2.12 shall not affect the validity of any action taken at such meeting of stockholders.

2.13. Action by Stockholders Without a Meeting. Any action required to be taken at a meeting of the stockholders of the Corporation or any action which may be taken at such a meeting, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by a majority of the stock-holders entitled to vote with respect to the subject matter thereof, except that if a different proportion of voting power is required for such action at a meeting, then that proportion of written consents is required. Such consents shall have the same force and effect as a vote in person of the stockholders of the Corporation A consent shall be sufficient for this Section
2.13 if it is executed in counterparts, in which event all of such counterparts, when taken together, shall constitute one and the same consent.

                                   ARTICLE III

BOARD  OF  DIRECTORS

3.1. Number and Term of Office. The Board of Directors of the Corporation shall consist of not less than one nor more than thirteen (13) Directors, as determined by the Board of Directors of the Corporation. Each Director (whenever elected) shall hold office until his successor shall have been elected and qualified unless he shall resign or his office shall become vacant by his death or removal. Directors need not be residents of the State of Nevada or stockholders of the Corporation.

3.2. Election of Directors. Except as otherwise provided in Sections 3.03 and 3.04 hereof and except as otherwise provided in the Articles of Incorporation, the Directors shall be elected annually at the annual stockholders' meeting for the election of Directors. The persons elected as Directors shall be those nominees, equal to the number then constituting the Board of Directors, who shall receive the largest number of affirmative votes validly cast at such election by the holders of shares entitled to vote therefor. Failure to annually re-elect Directors of the Corporation shall not affect the validity of any action taken by a Director who shall have been duly elected and qualified and who shall not, at the time of such action, have resigned, died, or been removed from his position as a Director of the Corporation.

3.3. Removal of Directors. At a meeting called expressly for that purpose, the entire Board of Directors or any lesser number may be removed, with or without cause, by a vote of the holders of the majority of the shares then entitled to vote at an election of Directors.

3.4. Vacancies and Newly Created Directorships. Any vacancy occurring in the Board of Directors may be filled by the affirmative vote of a majority of the remaining Directors though less than a quorum of the Board of Directors. A Director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office and until his successor shall have been elected and qualified. Any number of Directors shall be filled by the affirmative vote of a majority of the Directors then in office or by an election at an annual meeting of a special meeting of the stockholders called for that purpose. A Director chosen to fill a position resulting from an increase in the number of directors shall hold such position until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

3.5. Resignations. Any Director may resign at any time by mailing or delivering or by transmitting by telegram or cable written notice of his resignation to the Board of Directors of the Corporation at the Corporation's principal office or its registered office in the State of Nevada or to the President, the Secretary, or any Assistant Secretary of the- Corporation. Any such resignation shall take effect at the time specified therein or if no time be specified, then at the time of receipt thereof.

3.6. General Powers. The business of the Corporation shall be managed by the Board of Directors, which may exercise all such powers of the Corporation and do all such lawful acts and things that are not by statute or by the Articles of Incorporation or by these Bylaws directed or required to be exercised or done by the stockholders.

3.7. Annual Meetings. The annual meeting of the Board of Directors for electing officers and transacting other business shall be held immediately after the annual stockholders' meeting at the place of such meeting. Failure to hold any annual meeting of the Board of Directors of the Corporation at the designated time shall, not work a forfeiture or dissolution of the Corporation.

3.8. Regular Meetings. The Board of Directors from time to time may provide by resolution for the holding of regular meetings and fix the time and place of such meetings. Regular meetings may be held within or without the State of Nevada. Notice of regular meetings need not be given, provided that notice of any change in the time or place of such meetings shall be sent promptly to each Director not present at the meeting at which such change was made.

3.9. Special Meetings. Special meetings of the Board of Directors may be called by the Chairman of the Board, if one be elected, or by the President on two days notice to each Director specifying the time and place (within or without the State of Nevada) of the meeting, and shall be called by the President or Secretary in like manner and on like notice on the written request of two or more Directors.

3.10. Notice. All notices to a Director required by Sections 3.07 or 3.09 hereof shall be addressed to him at his residence or usual place of business and may be given by mail, telegram, radiogram, cable or by personal delivery. No notice need be given of any adjourned meeting.

3.11. Waiver of Notice. Whenever any notice is required to be given to any Director of the Corporation under the provisions of any statute or under the provisions of the Articles of Incorporation or these Bylaws, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before, at or after the time stated therein, shall be equivalent to the giving of such notice. Attendance of a Director at a meeting of the Board of Directors shall constitute a waiver of notice of such meeting, except where a Director attends such a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any annual, regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

3.12. Quorum. At all meetings of the Board of Directors a majority of the whole Board of Directors shall constitute a quorum for the transaction of business and, except as may be otherwise specifically provided by statute or by the Articles of Incorporation or these Bylaws, the act of a majority of the Directors present at any meeting at which there is a quorum shall be the act of the Board of Directors. In the absence of a quorum the Directors present there may adjourn the meeting from time to time without notice other than announcement at the meeting, until a quorum be present.

3.13. Action by Directors or Committee Without Meeting. Any action required to be taken at a meeting of the Directors of the Corporation or any committee thereof or any action which may be taken at such a meeting, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the Directors or members of the committee, as the case may be, entitled to vote with respect to the subject matter thereof. Such consent shall have the same force and effect as a unanimous vote of the Board of Directors or of the committee, as the case may be, of the Corporation. A consent shall be sufficient for this Section 3.13 if it is executed in counter-parts, in which event all of such counterparts, when taken together, shall constitute one and the same consent.

3.14. Telephone/Electronic Meetings. Any Director or any member of a committee may participate in a meeting of the Board of Directors or a committee, as the case may be, by means of a conference telephone, e-mail or other communications equipment by means of which all persons participating in such meeting can communicate with each other on a real-time basis, and such participation shall constitute the presence of such person at such meeting.

3.15. Compensation. By resolution of the Board of Directors, any Director may be paid any one or more of the following: his expenses, if any, of attendance at meetings; a fixed sum for attendance at meetings; or a stated salary as Director. Nothing herein contained shall be construed to preclude any Director from serving the Corporation in any capacity as an officer, employee, agent or otherwise, and receiving compensation therefor.


3.16. Reliance on Accounts and Reports, etc. A Director, or a member of any committee designated by the Board of Directors, in the performance of his duties, shall be fully protected in relying in good faith upon the books of account or reports ma.de to the Corporation by any of its officers, or by an independent certified public accountant, or by an appraiser selected with reasonable care by the Board of Directors or by any such committee, or in relying in good faith upon other records of the Corporation.

3.17. Presumption of Assent. A Director of the Corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the act ion taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the Secretary of the meeting before the adjournment thereof, or shall forward such dissent by registered or certified mail to the Secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a Director who voted in favor of such action.

                                   ARTICLE IV
COMMITTEES

4.1. How Constituted. By resolution adopted by a majority of the whole Board of Directors, the Board may designate one or more committees, including an Executive Committee, each consisting of two or more Directors. The Board of Directors may designate one or more Directors as alternate members of any such committee, who may replace any absent or disqualified member at any meeting of such committee. Any such committee, to the extent provided in the resolution and except as may otherwise be provided by statute,, shall have and may exercise the powers of the Board of Directors. in the management of the business and affairs of the Corporation and may authorize the seal of the Corporation to be affixed to all papers which may require it; but the designation of such committee and the delegation thereto of the authority shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed upon it or him by law. In the absence or disqualification of any member of any such committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

4.2. Proceedings, Quorum and Manner of Acting. Except as otherwise prescribed by the Board of Directors, each committee may adopt such rules and regulations governing its proceedings, quorum, and manner of acting as it shall deem proper and desirable, provided that the quorum shall not be less than two members.

                                    ARTICLE V

OFFICERS  AND  AGENTS

5.1. Officers. The officers of the Corporation shall consist of a President, one or more Vice-Presidents, a Secretary and a Treasurer, each of whom shall be elected by the Board of Directors. The Board of Directors may elect and appoint a Chairman of the Board and may elect and appoint such other officers, assistant officers, and agents as may be deemed necessary and may delegate to one or more officers or agents the power to appoint such other officers, assistant officers and agents and to prescribe their respective rights, terms of office, authorities and duties. The same person may hold any two or more offices of the Corporation. An officer of the Corporation need not be a Director of the Corporation nor a resident of the State of Nevada.

5.2. Term of Office. Except as provided in Sections 5.03, 5.04 and 5.05 hereof, each officer appointed by the Board of Directors shall hold office until his successor shall have been appointed and qualified.

5.3. Resignation. Any officer or agent of the Corporation may resign at any time by mailing or delivering or by transmitting by telegram or cable written notice of his resignation to the Board of Directors of the Corporation at the Corporation's principal office or its registered office in the State of Nevada or to the President, the Secretary or any Assistant Secretary of the Corporation. Any such resignation shall take effect at the time specified therein or if no time be specified, then at the time of receipt thereof.

5.4. Removal. Any officer or agent may be removed by the Board of Directors, or by the Executive Committee, if any, either with or without cause, whenever in its judgment, the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights. In addition, any other officer, assistant officer or agent appointed in accordance with the delegation provisions of Section 5.01 hereof may be removed, either with or without cause, by any such officer or agent upon whom such power of delegation shall have been conferred by the Board of Directors.

5.5. Vacancies and Newly Created Offices. If any vacancy shall occur in any office by reason of death, resignation, removal, disqualification or other cause, or if any new office shall be created, such vacancies or newly created offices may be filled by the Board of Directors at any regular or special meeting or may be filled by any officer or agent to whom the power is delegated in accordance with the delegation provisions of Section 5.01 hereof.

5.6. President. The President shall be the chief operating officer of the Corporation and shall, in the absence of the Chairman of the Board, preside at all stockholders' meetings and at all meetings of the Board of Directors. Subject to the supervision-of the Board of Directors and such direction and control as the Chairman of the Board, if one be elected, may exercise on matters of general policy, he shall have general supervision over its operating officers, employees and agents. He shall sign (unless a Vice President shall have signed) certificates representing the stock of the Corporation authorized for issuance by the Board of Directors, and except as the Board of Directors may otherwise order, he may sign in the name and on behalf of the Corporation all deeds, bonds, contracts or agreements. He shall exercise such other powers and perform such other duties as from time to time may be assigned to him by the Board of Directors.

5.7. Executive Vice-President and Vice-Presidents. The Executive Vice President, if one be elected, and any Vice-Presidents, if one or more be elected, shall have such powers and perform such duties as may be assigned to them by the Board of Directors or by the President. At the request of or in the absence or disability of the President, the Executive Vice-President (or the Vice-President, if there is no duly appointed Executive Vice-President, and if there are two or more Vice-Presidents, then the senior of the Vice Presidents present are able to act) may perform all the duties of the President and, when so acting, shall have the powers of and be subject to all the restrictions upon the President. The Executive Vice-President or any Vice-President may sign (unless the President or another Vice-President shall have signed) certificates representing stock of the Corporation authorized for issuance by the Board of Directors.

5.8. Treasurer and Assistant Treasurers. The Treasurer shall have general charge of, and general responsibility for, all funds, securities and receipts of the Corporation, and shall deposit, or cause to be deposited, in the name of the Corporation, all moneys or other valuable effects in such banks, trust companies, or other depositories as shall from time to time be designed by the

Board of Directors. He shall have all powers and perform all duties incident to the office of a treasurer of a corporation and as are provided for him in these Bylaws, and shall exercise such other powers and perform such other duties as may be assigned to him by the Board of Directors. Any Assistant Treasurer may perform such duties of the Treasurer as the Treasurer or the Board of Directors may assign, and, in the absence of the Treasurer, any Assistant Treasurer may perform all the duties of the Treasurer.

5.9. Secretary and Assistant Secretaries. The Secretary shall attend to the giving and serving of all notice of the Corporation and shall record all the proceedings of all meetings of the stockholders and of the Board of Directors in a book to be kept for that purpose. He shall keep in safe custody the seal of the Corporation, and shall have charge of the records of the Corporation, including the stock books and such other books, reports, certificates and other documents required by law to be kept, all of which shall at all reasonable times be open to inspection by any Director. He shall sign (unless an Assistant Secretary shall have signed) certificates representing stock of the Corporation authorized for issuance by the Board of Directors. He shall perform such duties as pertain to his office or as may be required by the Board of Directors. Any Assistant Secretary may perform such duties of the Secretary as the Secretary or the Board of Directors may assign, and, in the absence of the Secretary, Assistant Secretary may per form all the duties of the Secretary.

5.10. Controller. The Comptroller, if one be elected, shall have general charge and supervision of financial reports. He shall maintain adequate records of all assets, liabilities and transactions of the Corporation and shall keep the books and accounts and cause adequate audits thereof to be made regularly and shall exercise a general check upon the disbursements of funds of the Corporation. In general, he shall perform all duties incident to the office of a comptroller of a corporation, and shall exercise such other powers and perform such other duties as may be assigned to him by the Board of Directors.

5.11. Remuneration. The salaries or other compensation of the officers of the Corporation shall be determined by the Board of Directors, except that the Board of Directors may by resolution delegate to any officer or agent the power to fix salaries or other compensation of any other officer, assistant officer or agent appointed in accordance with the delegation provisions of Section 5.01 hereof.

5.12. Surety Bonds. The Board of Directors may require any officer or agent of the Corporation to execute a bond to the Corporation in such sum and with such surety or sureties as the Board of Directors may determine, conditioned upon the faithful performance of his duties to the Corporation, including responsibility for negligence and for the accounting of any of the Corporation's property, funds or securities that may come into his hands.

                                   ARTICLE VI

CAPITAL  STOCK

6.1. Signatures. The shares of the Corporation's capital stock shall be represented by certificates signed by the President or a Vice-President and the Secretary or an Assistant Secretary of the Corporation; any may be sealed with the seal of the Corporation, or a facsimile thereof. The signatures of the President or a Vice-President and of the Secretary or an Assistant Secretary upon certificates may be facsimiles if the certificate if countersigned by a transfer agent, or registered by a registrar, other than the Corporation itself or an employee of the Corporation. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer at the date of its issue.

6.2. Certificates. Each certificate representing shares Of the Corporation shall state upon the face thereof. (a) that the Corporation is organized under the laws of the State of Nevada (b) the name of the person to whom such certificate is issue; (c) the number and class of, shares which such certificate represents; and (d) the par value of each share represented by such certificate, or a statement that the shares are without par value. Each certificate shall also set forth conspicuously on the face or back hereof such restrictions upon transfer, or a reference thereto, as shall be adopted by the Board of Directors and stockholders. No certificate shall be issued for any shares until such share is fully paid.

6.3. Classes of Stock. If the Corporation is or shall become authorized to issue shares of more than one class, then, in addition to the provisions of
Section 6.02 hereof, every certificate representing shares issued by the Corporation shall also set forth upon the face or back of the certificate, or shall state that the Corporation will furnish to any stockholder upon request and without charge, a full statement of the designations, preferences, limitations, and relative rights of the shares of each class authorized to be issued and, if the Corporation is or shall become authorized to issue any preferred or special class-in series, the variations in the relative rights and preferences between the shares of each such series so far as the same have been fixed and determined and the authority of the Board of Directors to fix and determine the relative rights and preferences of subsequent series.

6.4. Consideration for Shares. Shares having a par value may be issued for such consideration expressed in dollars, not less than the par value thereof, as shall be fixed from time to time by the Board of Directors. Shares without par value may be issued for such consideration expressed in dollars as may be fixed from time to time by the Board of Directors. The Corporation may dispose of treasury shares for such consideration expressed in dollars as may be fixed from time to time by the Board of Directors. The consideration for the issuance of shares may be paid, in whole or in part, in money, in other property, tangible or intangible, or in labor or services actually perform ed for the Corporation. Neither promissory notes nor future services shall constitute payment or part payment for shares of the Corporation.

6.5. Transfer of Capital Stock. Transfers of shares of stock of the Corporation shall be made on the books of the Corporation upon surrender of the certificate or certificates, properly endorsed or accompanies by proper instruments of transfer, representing such shares, subject to the terms of any agreements among the Corporation and shareholders.

6.6. Registered Stockholders. Prior to due presentment for registration of transfer of shares of stock, the Corporation may treat the person registered on its books as the absolute owner of such shares of stock for all purposes, and accordingly shall not be bound to recognize any legal, equitable or other claim or interest in such shares on the part of any other person, whether or not it shall have the express or other notice thereof, except as otherwise expressly provided by statute; provided, however, that whenever any transfer of shares shall be made for collateral security and not absolute, it shall be so expressed in the entry of the transfer if, when the certificates are presented to the Corporation for transfer, both the transferor and the transferee request the Corporation to do so.

6.7. Transfer Agents and Registrars. The Board of Directors may, from time to time, appoint or remove one or more transfer agents or one or more registrars of transfers of shares of stock of the Corporation, and it may appoint the same person as both transfer agent and registrar. Upon any such appointment being made all certificates representing shares of capital stock thereafter issued shall be countersigned by one of such transfer agents or one of such registrars of transfers and shall not be valid unless so countersigned. If the same person shall be both transfer agent and registrar, only one counter signature by such person shall be required.

6.8. Fixing or Determination of Record Date. The Board of Director s may fix, in advance, a date as a record date for the determination of the stockholders entitled to notice of, and to vote at, any meeting of stockholders and any adjournment thereof, or entitled to receive payment of any dividend or any other distribution, allotment of rights, or entitled to exercise rights in respect of any change, conversion, or exchange of capital stock, or entitled to give any consent for any purpose, or in order to make a determination of stockholders for any other proper purpose; provided, however, that such record date shall be a date not more than fifty days nor less than ten days before the date of such meeting of stockholders or the date of such other action. If no record date is so fixed, the record date for determining stockholders entitled to notice of or to vote at any stockholders' meeting shall be at the close of the business on the date next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. The record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed. The record date for determining stockholders for any other purpose shall, unless otherwise specified by the Board of Directors, be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of such meeting, provided, however that the Board of Directors may fix a new record date for the adjourned meeting. Only such stockholders as shall be stockholders of record on the record date so fixed shall be entitled to such notice of, and to vote at, such meetings and any adjournments thereof or to receive payment of such dividend, or other distribution, or to receive such consent, as the case may be, notwithstanding any transfer of any shares on the books of the Corporation after any such record date.

6.9. Lost or Destroyed Certificates. The Board of Directors may direct that a new certificate or certificates of stock be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of the fact by the person claiming the certificate or certificates to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, at its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate or certificates alleged to have been lost, stolen or destroyed.

                                  ARTICLE, VII
FINANCE

7.1. Checks, Drafts, etc. All checks, drafts or order for the payment of money shall be signed by one or more of officers or other persons as may be designated by resolution of the Board of Directors.

7.2. Fiscal Year. The fiscal year of the Corporation shall be such as may from time to time be established by the Board of Directors.

                                  ARTICLE VIII
INDEMNIFICATION

8.1. Action, Suites or Proceedings Other than by or in the Right of the Corporation. The Corporation shall indemnify any Directors, Officer, Employee or Agent of the Corporation who was or is party or is threatened to be made a party to any threatened, pending or completed action, suit, or proceeding., whether civil, criminal, administrative, or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a Director, Officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a Director, Officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and, in the case of conduct in his official capacity with the Corporation, in a manner he reasonably believed to be in the best interest of the Corporation, or, in all other cases, that his conduct was at least not opposed to the Corporation's best interests. In the case of any criminal proceeding, he must have had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order settlement, conviction, or upon a plea of no contenders or its equivalent, shall not, or itself, determine that the individual did not meet the standard of conduct set forth in this paragraph.

8.2. Actions or Suits by or in the Right of the Corporation. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgement in its favor by reason of the fact that he is or was a Director, Officer, employee or agent of the Corporation or is or was serving at the request of the Company as a Director, Officer, employee or agent of another corporation, partnership joint venture, trust or other enterprise against expenses(including attorney's fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and, in the case of conduct in his official capacity with the Corporation, in a manner he reasonably believed to be in the best interests of the Corporation and, in all other cases, hat his conduct was at least not opposed to the Corporation's best interests; but no indemnification shall be made in respect of any claim, issue or matter as to which such person has been adjudged to be liable for negligence or misconduct in the performance of this duty to the Corporation or where such person was adjudged liable on the basis that personal benefit was improperly received by him, unless and only to the extent that the court in which such action or suit was brought determines upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnification for such expenses which such court deems proper.

8.3. Indemnification of Successful Party. To the extent- that a Director, Officer, employee or agent of the Corporation has been successful on the merits or otherwise (including, without limitation, dismissal without prejudice) in defense of any action, suit, or proceeding referred to in this Article VIII or in defense of any claim, issue, or matter therein, he shall be indemnified against all expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

8.4.     Determination  of  Right to Indemnification.  Any indemnification under
(1) or (2) of this Article VIII (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the Director, Officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in paragraphs (1) or (2) of this Article VII. Such determination shall be made by the Board of Directors by a majority vote of a quorum consisting of Directors who were not parties to such action, suit or proceeding, or, if such a quorum is not obtainable and a quorum of disinterested Directors so directs, by independent legal counsel in a. written opinion, or by the shareholders.

8.5. Advance of Costs, Charges and Expenses. Cost, charges and expenses (including attorney's fees) incurred in defending a civil or criminal action, suit, or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as authorized by the Board of Directors as provided in paragraph (4) of this Article VIII upon receipt of a written affirmation by the Director, Officer, employee or agent of his good faith belief that he has met the standard of conduct described in paragraphs (1) or (2) of this Article VIII, and an undertaking by or on behalf of the Director, Officer, employee or agent to repay such amount unless it is ultimately determined that he is entitled to be indemnified by the Corporation as authorized in this Article VIII. The majority of the Directors may, in the manner set forth above, and upon approval of such Director, Officer, employee or agent of the Corporation, authorize the Corporation's counsel to represent such person in any action, suit or proceeding, whether or not the Corporation is a party to such action, suit or proceeding.

8.6. Settlement. If in any action, suit or proceeding, including any appeal, within the scope of (1) or (2) of this Article VIII, the person to be indemnified shall have unreasonably failed to enter into a settlement thereof, then, notwithstanding any other provision hereof, the indemnification obligation of the Corporation to such person in connection with such action, suit or proceeding shall not exceed the total of the amount at which settlement could have been made and the expenses by such person prior to the time such settlement could reasonably have been effected.

8.7. Other Rights; Continuation of Right to Indemnification. The indemnification provided by this Article VIII shall not be deemed exclusive of any other rights to which those indemnified may be entitled under these Articles of Incorporation, any bylaw, agreement, vote of shareholders or disinterested Directors, or otherwise, and any procedure provided for by any of the foregoing, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to person who has ceased to be a Director, Officer, employee or agent and shall inure to the benefit of heirs, executors, and administrators of such a person. All rights to indemnification under this Article VIII shall be deemed to be a contract between the Corporation and each director or officer of the Corporation who serves or served in such capacity at any time while this Article VIII is in effect. Any repeal or modification of this Article VIII or any repeal or modification of relevant provisions of the Nevada Corporation Code or any other applicable laws shall not in any way diminish any rights to indemnification of such Director, Officer, employee or agent or the obligations of the Corporation arising hereunder. This
Article VIII shall be binding upon any successor corporation to this Corporation whether by way of acquisition, merger, consolidation or otherwise.

8.8. Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a Director, Officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as Director, Officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provision of this Article VIII: provided, however, that such insurance is available on acceptable terms, which determination shall be made by a vote of the majority of the Directors.

8.9. Saving Clause. If this Article VIII or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the Corporation shall nevertheless indemnify each Director, Officer, employee and agent of the Corporation as to any cost, charge and expense (including attorney's fees), judgment fine and amount paid in settlement with respect to any action, suit or proceeding, whether civil, criminal, administrative or investigative, including an action by or in the right of the Corporation, to the full extent permitted by an applicable portion of this Article VII that shall not have been invalidated and to the full extent. permitted by applicable law.

8.10. Amendment. The affirmative vote of at least. two-thirds of the total votes eligible to be cast shall be required to amend, repeal, or adopt any provision inconsistent with, this Article VIII. No amendment, termination or repeal of this Article VIII shall affect or impair in any way the rights of any

Director, Officer, employee or agent of the Corporation to indemnification under the provisions hereof with respect to any action, suit or proceeding arising out of, or relating to, any actions, transactions or facts occurring prior to the final adoption of such amendment, termination or appeal.

8.11. Subsequent Legislation. If the Nevada Corporation Code is amended after adoption of these Articles to further expand the indemnification permitted to Directors, Officers, employees or agents of the Corporation, then the Corporation shall indemnify such persons to the fullest extent permitted by the Nevada Revised Statutes, as so amended.

                                   ARTICLE IX
MISCELLANEOUS
9.1. Seal. The corporate seal of the Corporation shall be circular in form and shall bear the name of the Corporation. The form of seal shall be subject to alteration by the Board of Directors and the seal may be used by causing it or a facsimile to be impressed or affixed or printed or otherwise reproduced. Any Officer or Director of the Corporation shall have the authority to affix the corporate seal of the Corporation to any document requiring the same.

9.2. Books and Records. The Board of Directors shall have power from time to time to determine whether and to what extent, and at what times and places and under what conditions and regulations, the accounts and books of the Corporation (other than stock ledger), or any of them, shall be open to the inspection of the stockholders. No stockholder shall have any right to inspect any account, book or document of the Corporation except at a time conferred by statute, unless authorized by a resolution of the stockholders or the Board of Directors.


9.3. Waivers of Notice. Whenever any notice is required to be given by law, or under the provisions of the Articles of Incorporation or of these Bylaws, a waiver thereof in writing, signed by the person or person entitled to such notice, whether before, at or after the time stated therein, shall be deemed equivalent of notice.

9.4. Amendments. The Board of Directors shall have the power to make, alter or repeal these Bylaws, in whole or in part, at any time and from time to time. These Bylaws may be altered or repealed, and new Bylaws made, by the stockholders at any annual or special meeting if notice of the proposed alteration or repeal or new Bylaws is included in the notice or waiver of notice of such meeting.



     APPROVED  AND  ADOPTED  as  of  this  12th  day  of  October,  1998.



/s/Melissa  Morris
Melissa  Morris,  Secretary

                                       33


--------------------------------------------------------------------------------
                                  EXHIBIT FK-00

                          AUDITED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                             DECEMBER 31, 2000, 1999
--------------------------------------------------------------------------------

                              SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                 (U.S. DOLLARS)

                                       35


                         INDEX                                  PAGE


     REPORT  OF  INDEPENDENT  CHARTERED  ACCOUNTANTS              36

FINANCIAL  STATEMENTS

Balance  Sheets                                                   37

Statements  of  Operations                                        38

Statements  of  Stockholders'  Equity  (Deficiency)               39

Statements  of  Cash  Flows                                       40

Notes  to  Financial  Statements                                  41

                   REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS



TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS
  OF  SAFE  ID  CORPORATION


We have audited the accompanying balance sheets of Safe ID Corporation (A Development Stage Company) as at December 31, 2000 and 1999 and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the 3 year period ended December 31, 2000 and the cumulative totals for the development stage of operations from June 27, 1996 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Safe ID Corporation from June 27, 1996 (inception) through October 31, 1998 were audited by other auditors whose report dated November 13, 1998, expressed an unqualified opinion on those statements. Our opinion insofar as it relates to the cumulative totals for development stage operations from June 27, 1996 (inception) through October 31, 1998, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, and the cumulative totals for the development stage of operations from June 27, 1996 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Our opinion, insofar as it relates to the cumulative totals for development stage operations from June 27, 1996 (inception) through October 31, 1998, is based solely on the report of the other auditors.

The accompanying financial statements have been prepared assuming the Company will continue as a going-concern. As discussed in note 2 to the financial statements, the Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has a large accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in notes 2 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Pannell  Kerr  Forste
Pannell  Kerr  Forster

Chartered  Accountants

Vancouver,  Canada
January  28,  2001

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   DECEMBER 31
                                 (U.S. DOLLARS)

                                                        2000                1999
--------------------------------------------------------------------------------

ASSETS

CURRENT
Cash                                                     $844             $2,778
Prepaid expense                                             0              5,600
                                                    ----------------------------
TOTAL ASSETS                                             $844             $8,378
                                                    ============================
LIABILITIES

CURRENT
Accounts payable                                      $39,939             $5,239
DUE TO SHAREHOLDERS (note 5)                            7,333                350
                                                    ----------------------------
TOTAL LIABILITIES                                      47,272              5,589
                                                    ----------------------------
STOCKHOLDERS'  EQUITY  (DEFICIENCY)

COMMON  STOCK, 25,000,000 shares
authorized, par value of $0.001 each,
24,000,000 (1999-24,000,000)
shares issued and outstanding                          24,000             24,000
ADDITIONAL PAID-IN CAPITAL                             32,000             32,000
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE     (102,428)          (53,211)
                                                   -----------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)               (46,428)             2,789
                                                   -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                                      $844             $8,378
                                                   =============================

   The accompanying notes are an integral part of these financial statements.

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31
                                 (U.S. DOLLARS)

                                                                              PERIOD FROM
                                                                            JUNE 27, 1996
                                                                           (INCEPTION) TO
                                                                             DECEMBER 31,
                                        2000           1999            1998       2000
------------------------------------------------------------------------------------------

EXPENSES
Professional fees                     $42,735         $6,900              $0       $49,635
Rent                                    2,981          1,671               0         4,652
Selling and administrative              2,370          2,385             350         6,105
Consulting                                988         35,866               0        36,854
Bank charges                              143             63               0           206
Travel                                      0          4,976               0         4,976
                                   -------------------------------------------------------
TOTAL  EXPENSES  AND  NET
LOSS FOR PERIOD                      $(49,217)      $(51,861)          $(350)   $(102,428)
                                   =======================================================
NET LOSS PER SHARE                   $(0.0021)      $(0.0045)       $(0.0001)           0
                                   =======================================================
WEIGHTED  AVERAGE  NUMBER
OF SHARES OUTSTANDING              24,000,000     11,515,068       6,000,000            0
                                   =======================================================

  The accompanying notes are an integral part of these financial statements.

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
 YEARS ENDED DECEMBER 31, 2000, 1999, 1998 AND FROM JUNE 27, 1996 (INCEPTION) TO
                                DECEMBER 31, 2000
                                 (U.S. DOLLARS)

                                                                                     Deficit
                                                                                   Accumulated
                                      Common         Common         Additional      During the         Total
                                      Stock           Stock           Paid-in       Development     Stockholders'
                                      Number          Amount          Capital          Stage           Equity
------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 27, 1996                      0              $0                $0               $0               $0
COMMON STOCK ISSUED FOR
SERVICES (note 8b)                  6,000,000           6,000            (5,000)               0            1,000
NET  LOSS,  JUNE  27,  1996
TO DECEMBER 31, 1996                        0               0                 0           (1,000)          (1,000)
                                ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996          6,000,000           6,000            (5,000)          (1,000)               0
NET  LOSS,  YEAR  ENDED
DECEMBER 31, 1997                           0               0                 0                0                0
                                ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997          6,000,000           6,000            (5,000)          (1,000)               0
NET  LOSS,  YEAR  ENDED
DECEMBER 31, 1998                           0               0                 0             (350)            (350)
                                ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998          6,000,000           6,000            (5,000)          (1,350)            (350)
COMMON  STOCK  ISSUED
For services (note 8c)              9,000,000           9,000            21,000                0           30,000
For cash (note 8d)                  9,000,000           9,000            21,000                0           30,000
NET  LOSS,  YEAR  ENDED
DECEMBER 31, 1999                           0               0                 0          (51,861)         (51,861)
SHARE ISSUE COSTS                           0               0            (5,000)               0           (5,000)
                                ----------------------------------------------------------------------------------
Balance, December 31, 1999         24,000,000          24,000            32,000          (53,211)           2,789
Net  Loss,  Year  Ended
December 31, 2000                           0               0                 0          (49,217)         (49,217)
                                ----------------------------------------------------------------------------------
Balance, December 31, 2000         24,000,000         $24,000           $32,000        $(102,428)        $(46,428)
                                ==================================================================================

   The accompanying notes are an integral part of these financial statements.

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31
                                 (U.S. DOLLARS)

                                                                                      PERIOD FROM
                                                                                      JUNE 27,1996
                                                                                     (INCEPTION) TO
                                                                                       DECEMBER 31,
                                          2000            1999              1998           2000
---------------------------------------------------------------------------------------------------
OPERATING  ACTIVITIES
Net loss                                 $(49,217)        $(51,861)         $(350)        $(102,428)
Adjustment  to  reconcile  net  loss
to  net  cash  used  by  operating
activities
Issuance  of  common  stock  for  payment
of services                                     0           30,000              0            31,000

CHANGES  IN  NON-CASH  WORKING  CAPITAL
Prepaid expense                             5,600           (5,600)             0                 0
Accounts payable                           34,700            5,239              0            39,939
                                       -------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES          (8,917)         (22,222)          (350)          (31,489)
                                       -------------------------------------------------------------
FINANCING  ACTIVITIES
Issuance of common stock                        0           25,000              0            25,000
Advances from shareholders                  6,983                0            350             7,333
                                       -------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES       6,983           25,000            350            32,333
                                       -------------------------------------------------------------
CASH INFLOW (OUTFLOW)                      (1,934)           2,778              0               844
CASH, BEGINNING OF PERIOD                   2,778                0              0                 0
                                       -------------------------------------------------------------
CASH, END OF PERIOD                          $844           $2,778             $0              $844
                                       =============================================================
SUPPLEMENTAL DISCLOSURE FOR
NON-CASH TRANSACTIONS
Issuance of common stock for
payment of services                            $0          $30,000             $0           $31,000
                                       =============================================================

   The accompanying notes are an integral part of these financial statements.

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999, 1998 AND FROM JUNE 27, 1996 (INCEPTION) TO DECEMBER 31,
                                      2000
                                 (U.S. DOLLARS)



1.     ORGANIZATION  OF  COMPANY

The Company was incorporated on June 27, 1996 under the laws of the State of Nevada as Inter N. Corporation. The Company changed its name to Safe ID Corporation on September 20, 1999. The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. The Company's head office is located in Calgary, Canada.

2.     GOING  CONCERN

     These financial statements have been prepared by management in accordance with generally accepted accounting principles on a going concern basis. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has an accumulated deficit during the development stage of $102,428; (1999 - $53,211). These factors raise substantial doubt about the Company's ability to continue as a going concern which is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

3.     UNCERTAINTY

The Company intends to obtain the license to distribute a line of miniaturized micro-chips, used in the identification of inanimate objects, and is currently in negotiations to obtain this license from an established supplier in Canada. Although there is a limited number of manufacturers of these particular micro-chips, management believes that other suppliers could provide similar micro-chips on comparable terms if an agreement can not be reached in the current negotiations. A change in suppliers, however, could cause a delay in commencing operations and a possible loss of sales, which would affect operating results adversely.

4.     SIGNIFICANT  ACCOUNTING  POLICIES

     (a)     Loss  per  share

Loss per share computations are based on the weighted average number of common shares outstanding during the year.

(b)     Shares  issued  in  exchange  for  services

The valuation of the common shares issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon other sales and issuances of the Company's common shares within the same general time period.

(c)     Revenue  recognition

As the Company is in the start-up stage of operations no revenues have been earned to date. Once sales have been earned by the Company, the Company will recognize such revenues at the time of delivery of the product to the customers.

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999, 1998 AND FROM JUNE 27, 1996 (INCEPTION) TO DECEMBER 31,
                                      2000
                                 (U.S. DOLLARS)



4.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

(d)     Functional  currency

The  Company's  functional  currency  is  U.S.  dollars.

(e)     Financial  instruments

The Company's financial instruments include cash, accounts payable, and amounts due to shareholders. It is management's opinion that the Company is not exposed to significant interest, currency or credit risk associated with these financial instruments. The carrying values approximate the fair values of these financial instruments.

(f)     Foreign  currency  translation

Amounts recorded in foreign currency are translated into U.S. dollars as follows:

(i) Monetary assets and liabilities at the rate of exchange in effect as at the balance sheet date;

(ii)     Revenues  and  expenses  at  the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency have not been significant. Comprehensive loss would be approximately equal to the net loss as reported in these financial statements.

(g)     Use  of  estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date and would impact future results of operations and cash flows. Management believes the estimates are reasonable.

5.     DUE  TO  SHAREHOLDERS

Amounts due to shareholders represent advances from directors and shareholders of the Company. These amounts are without interest or stated terms of repayment.

6.     RELATED  PARTY  TRANSACTIONS

During 2000, the Company paid consulting fees of $988 (1999 - $5,867) and rent of $2,981 (1999 - $1,671) to directors or Companies with a common director.

7.     SUBSEQUENT  EVENT

On January 26, 2001, the Company repurchased 1,416,000 shares of common stock at no cost and returned the shares into the Company's unissued common stock.

                               SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999, 1998 AND FROM JUNE 27, 1996 (INCEPTION) TO DECEMBER 31,
                                      2000
                                 (U.S. DOLLARS)



8.     EQUITY  TRANSACTIONS

(a) The Company affected a 2,000-for-1 stock split on October 12, 1998 and a 3-for-1 stock split on September 20, 1999. All share amounts included in these financial statements have been adjusted to reflect the effect of the stock splits.

(b) On June 30, 1996, the Company issued 6,000,000 shares of common stock with a par value of $0.001 each for administrative services valued at $1,000.

(c) On July 23, 1999, the Company issued 9,000,000 shares of common stock with a par value of $0.001 each for intellectual property valued at $7,500. Additional compensation of $22,500 has been recorded to reflect the fair value of the common shares issued. Fair value has been determined as equal to the proceeds received in a subsequent private placement of an equal number of shares on September 1, 1999.

(d) On September 1, 1999, 9,000,000 shares of common stock with a par value of $0.001 each were issued for $30,000 cash, less share issue costs of $5,000 for net cash proceeds of $25,000.

9.     INCOME  TAXES

A provision for income taxes for the years ended December 31, 2000, 1999, 1998, and 1997 has not been recognized as the Company had operating losses for both tax and financial reporting purposes. Due to the uncertainty surrounding the timing of realizing the benefits of its favourable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its net future tax asset.

The Company's net operating loss carryforward totalled approximately $102,000 at December 31, 2000 (1999 - $53,000) of which approximately $1,000 expires in 2016, $350 expires in 2018, $51,650 expires in 2019 and $49,000 expires in 2020.

