Form 10QSB
period 2001-03-31
SAFE ID CORP
filed 2001-05-15
CIK 1104120

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2001

                        Commission File Number:  0-29803


                               Safe ID Corporation


Nevada                                                                88-0407078
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

Suite  B3,  1700  Varsity  Estates  Drive NW Calgary, Alberta Canada     T3B-2W9
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:         (403)  247-4630


As of March 31, 2001, 22,584,000 shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended March 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

          The  Remainder  of  this  Page  is  Intentionally  left  Blank

                               SAFE ID CORPORATION
                          (a Development Stage Company)
                           BALANCE SHEETS (UNAUDITED)

                                                    MARCH 31,       DECEMBER 31,
                                                      2001              2000
--------------------------------------------------------------------------------

ASSETS

CURRENT
Cash                                                        $502          $844
                                                      -------------------------
LIABILITIES
CURRENT
Accounts payable                                         $39,539       $39,939
DUE TO STOCKHOLDERS                                        7,988         7,333
                                                      -------------------------
TOTAL LIABILITIES                                         47,527        47,272
                                                      -------------------------
STOCKHOLDERS'  DEFICIENCY

COMMON STOCK, 25,000,000 shares
authorized, par value of $0.001,
22,584,000 (2000-24,000,000)
shares issued and outstanding                             24,000       24,000

ADDITIONAL PAID-IN CAPITAL                                32,000       32,000

DEFICIT ACCUMULATED DURING
THE DEVELOPMENT STAGE                                   (103,025)    (102,428)
                                                      -------------------------
TOTAL STOCKHOLDERS' DEFICIENCY                           (47,025)     (46,428)
                                                      -------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $502         $844
                                                      =========================

   The accompanying notes are an integral part of these financial statements.

                               SAFE ID CORPORATION
                          (a Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                    PERIOD FROM
                                THREE MONTHS     THREE MONTHS       JUNE 27, 1996
                               ENDED MARCH 31,  ENDED MARCH 31,    (INCEPTION) TO
                                    2001            2000           MARCH 31, 2001
----------------------------------------------------------------------------------
EXPENSES
Rent                                  $483             $762               $5,135
Selling and administrative             100            2,833                6,205
Bank charges                            14               89                  220
Consulting                               0              688               36,854
Travel                                   0                0                4,976
Professional fees                        0            8,430               49,635
                                -------------------------------------------------
TOTAL  EXPENSES  AND  NET

LOSS FOR PERIOD                       $597          $12,802             $103,025
                                -------------------------------------------------
NET LOSS PER SHARE                  $ 0.00          $  0.00
                                -------------------------------------------------
WEIGHTED  AVERAGE  NUMBER
OF SHARES OUTSTANDING           22,993,066       24,000,000
                                -------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                               SAFE ID CORPORATION
                          (a Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                            DEFICIT
                                                                                           ACCUMULATED
                                   COMMON               COMMON            ADDITIONAL        DURING THE           TOTAL
                                    STOCK                STOCK              PAID-IN         DEVELOPMENT     STOCKHOLDERS'
                                   NUMBER                AMOUNT             CAPITAL            STAGE             EQUITY
---------------------------------------------------------------------------------------------------------------------------
                                                                                                              (Deficiency)

BALANCE, JUNE 27, 1996                      0               $0                 $0                 $0                 $0
                                 ------------------------------------------------------------------------------------------
COMMON STOCK ISSUED FOR SERVICES    6,000,000            6,000             (5,000)                 0              1,000

NET  LOSS,  JUNE  27,  1996
TO DECEMBER 31, 1996                        0                0                  0             (1,000)            (1,000)
                                    -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996          6,000,000            6,000             (5,000)            (1,000)                 0
NET  LOSS,  YEAR  ENDED

DECEMBER 31, 1997                           0                0                  0                  0                  0
                                    -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997          6,000,000            6,000             (5,000)            (1,000)                 0

NET  LOSS,  YEAR  ENDED
DECEMBER 31, 1998                           0                0                  0               (350)              (350)
                                    -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998          6,000,000            6,000             (5,000)            (1,350)              (350)

COMMON  STOCK  ISSUED
For services                        9,000,000            9,000             21,000                  0             30,000
For cash                            9,000,000            9,000             21,000                  0             30,000

NET  LOSS,  YEAR  ENDED
DECEMBER 31, 1999                           0                0                  0            (51,861)           (51,861)
SHARE ISSUE COSTS                           0                0             (5,000)                 0             (5,000)
                                    -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999         24,000,000           24,000             32,000            (53,211)             2,789

NET  LOSS,  YEAR  ENDED
DECEMBER 31, 2000                           0                0                  0            (49,217)           (49,217)
                                    -----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000         24,000,000           24,000             32,000           (102,428)           (46,428)
SHARE CANCELLATION                 (1,416,000)          (1,416)             1,416                  0                  0

NET  LOSS,  PERIOD  ENDED
MARCH 31, 2001                              0                0                  0               (597)              (597)
                                    -----------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001            22,584,000          $22,584            $33,416          $(103,025)          $(47,025)
                                   =====================================================================================

   The accompanying notes are an integral part of these financial statements.

                               SAFE ID CORPORATION
                          (a Development Stage Company)
                       STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                         PERIOD FROM
                                  THREE MONTHS     THREE MONTHS         JUNE 27,1996
                                 ENDED MARCH 31   ENDED MARCH 31      (INCEPTION) TO
                                      2001            2000             MARCH 31, 2001
---------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                              $(597)          $(12,802)           $(103,025)

Adjustment  to  reconcile  net  loss
to  net  cash  used  in  operating
activities

Issuance  of  common  stock  for  payment
of services                               0                  0               31,000

CHANGES  IN  NON-CASH  WORKING  CAPITAL

Prepaid expense                           0              5,600                    0
Accounts payable                       (400)             2,830               39,539
                                     -----------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES  (997)            (4,372)             (32,486)
                                     -----------------------------------------------
FINANCING  ACTIVITIES
Advances from stockholders              655              6,000                7,988
Issuance of common stock                  0                  0               25,000
                                     -----------------------------------------------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                   655              6,000               32,988
                                     -----------------------------------------------
CASH INFLOW (OUTFLOW)                  (342)             1,628                  502
CASH, BEGINNING OF PERIOD               844              2,778                    0
                                     -----------------------------------------------
CASH, END OF PERIOD                    $502             $4,406                 $502
                                     ===============================================

   The accompanying notes are an integral part of these financial statements.

                             SAFE  ID  CORPORATION
                       (A  DEVELOPMENT  STAGE  COMPANY)
                        NOTE  TO  FINANCIAL  STATEMENTS
                                (U.S.  DOLLARS)



1.     BASIS  OF  PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statement are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's December 31, 2000 Form 10-SB-12G.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A)  PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have estimated that we would require about $250,000 in the next twelve month to meet overhead (rent, salaries, and operational expenses) and also expenses connected with marketing (cost of goods sold, buying chips, mainly,) and also general working capital. These necessary funds must be raised by offering additional shares of stock in one or a combination of the following: a public offering pursuant to the Securities Act of 1933; and/or, one or more private placements of restricted securities. We have not determined yet what plan or plans of capital formation we will pursue.

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

     As previously stated, we believe that an initial $250,000 private placement would be sufficient to defer our expenses until we begin to generate sufficient revenues. Since our 1934 Act Registration is clear of comments, we will proceed with our planned private placement. We would expect to allow three months for the completion and clearance of funds. At that time we will purchase inventory and expect to begin making sales and recording revenues immediately. The basis for our expectation of immediate revenue generation is based upon our management's existing relationships and informal contacts with potential customers. If we are unsuccessful in securing investment in our private placement, we may not be able to continue as a going concern.

     It is apparent that our cash on hand is insufficient for any material purpose. We do not have any current operations. Accordingly, expenses incurred which exceed our available cash on hand must be and will be advanced by management.

     We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we might cease to be required to do so. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain our qualification for the OTCBB.

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

 (B) MANAGEMENT DISCURSION AND ANALYSIS. We have enjoyed no revenues since inception January 27, 1996.

                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                               SAFE ID CORPORATION
Dated:  May  14,  2001

                                       by



/s/Maurizio Forigo          /s/Lance Morginn
   Maurizio  Forigo            Lance  Morginn
   president/director          secretary/director

