Form 10QSB
period 2001-06-30
SAFE ID CORP
filed 2001-08-21
CIK 1104120

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2001

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


Shares  Registered  Section  12(g):  Common  Stock


As of June 30, 2001, 22,584,000 shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and six months ended June 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                              SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (UNAUDITED)
                                 (U.S. DOLLARS)


                                            JUNE 30,              DECEMBER 31
                                               2001                   2000
--------------------------------------------------------------------------------
                                     ASSETS

CURRENT
Cash                                        $6,452                       $844
                                       ----------------------------------------
LIABILITIES
CURRENT
  Accounts payable                         $38,798                    $39,939
                                       ----------------------------------------
  DUE TO STOCKHOLDERS                       25,977                      7,333
                                       ----------------------------------------
  TOTAL LIABILITIES                         64,775                     47,272
                                       ----------------------------------------
STOCKHOLDERS'  DEFICIENCY


COMMON  STOCK,  25,000,000
shares  authorized,  par  value  of
  $0.001, 22,584,000 (2000 - 24,000,000)
 shares issued and outstanding              22,584                      24,000
                                       ----------------------------------------
ADDITIONAL PAID-IN CAPITAL                  33,416                      32,000
                                       ----------------------------------------
  DEFICIT ACCUMULATED DURING
THE DEVELOPMENT STAGE                     (114,323)                   (102,428)
                                       ----------------------------------------
 TOTAL STOCKHOLDERS' DEFICIENCY            (58,323)                    (46,428)
                                       ----------------------------------------
 TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                    $6,452                        $844
                                      ========================================

                              SAFE ID CORPORATION
                          A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (U.S. DOLLARS)

                                                                                           JUNE 27, 1996
                                                                                             (INCEPTION)
                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,             TO
                              2001              2000           2001            2000          JUNE 30, 2001
----------------------------------------------------------------------------------------------------------
SALES                          $11,740             $0            $11,740          $0              $11,740
COST OF SALES                    9,180              0              9,180           0                9,180
                             ----------------------------------------------------------------------------
GROSS PROFIT                     2,560              0              2,560           0                2,560
                             ----------------------------------------------------------------------------

OPERATING  EXPENSES
  Professional
  fees                          10,504          8,537              10,504     16,967               60,139
  Consulting                       973              0                 973        688               37,827
  Rent                             958            748               1,441      1,510                6,093
  Selling  and
  administrative                   670          1,605                 770      4,438                6,875
  Travel                           652              0                 652          0                5,628
  Bank charges                     101             18                 115        107                  321
                             ----------------------------------------------------------------------------
                                13,858         10,908              14,455     23,710              116,883
                             ----------------------------------------------------------------------------
NET  LOSS  FOR
   PERIOD                     $(11,298)      $(10,908)           $(11,895)  $(23,710)          $(114,323)
                             ============================================================================
NET  LOSS  PER
SHARE                           $ 0.00         $ 0.00              $ 0.00     $ 0.00
                             ============================================================================
WEIGHTED  AVERAGE
NUMBER  OF
SHARES
OUTSTANDING                 22,584,000     24,000,000          22,787,403   24,000,000
                             ============================================================================

                              SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                 (U.S. DOLLARS)

                                                                            DEFICIT
                                                                           ACCUMULATED
                           COMMON       COMMON    ADDITIONAL  DURING THE      TOTAL
                            STOCK       STOCK      PAID-IN   DEVELOPMENT   STOCKHOLDERS'
                            NUMBER      AMOUNT     CAPITAL     STAGE       DEFICIENCY
-------------------------------------------------------------------------------------
BALANCE, JUNE 27, 1996                 0        $0         $0          $0             $0
COMMON  STOCK  ISSUED
FOR SERVICES                   6,000,000     6,000     (5,000)          0          1,000

NET  LOSS,  JUNE  27,  1996
TO DECEMBER 31, 1996                   0         0          0      (1,000)        (1,000)
                          ---------------------------------------------------------------
BALANCE, DECEMBER 31, 1996     6,000,000     6,000     (5,000)     (1,000)             0

NET  LOSS,  YEAR  ENDED
DECEMBER 31, 1997                      0         0          0           0              0


BALANCE, DECEMBER 31, 1997     6,000,000     6,000     (5,000)     (1,000)             0
                          ---------------------------------------------------------------
NET  LOSS,  YEAR  ENDED
DECEMBER 31, 1998                      0         0          0        (350)          (350)

BALANCE, DECEMBER 31, 1998     6,000,000     6,000     (5,000)     (1,350)          (350)
COMMON  STOCK  ISSUED
For services                   9,000,000     9,000     21,000           0         30,000
For cash                       9,000,000     9,000     21,000           0         30,000
NET  LOSS,  YEAR  ENDED
DECEMBER 31, 1999                      0         0          0     (51,861)       (51,861)
SHARE ISSUE COSTS                      0         0     (5,000)          0         (5,000)
                          ---------------------------------------------------------------
BALANCE, DECEMBER 31, 1999    24,000,000    24,000     32,000     (53,211)         2,789
NET  LOSS,  YEAR  ENDED
DECEMBER 31, 2000                      0         0          0     (49,217)       (49,217)
                          ---------------------------------------------------------------
BALANCE, DECEMBER 31, 2000    24,000,000    24,000     32,000    (102,428)       (46,428)
SHARE CANCELLATION            (1,416,000)   (1,416)     1,416           0              0
NET  LOSS,  PERIOD  ENDED
JUNE 30, 2001                          0         0          0     (11,895)       (11,895)
                          ----------------------------------------------------------------
BALANCE, JUNE 30, 2001        22,584,000   $22,584    $33,416   $(114,323)      $(58,323)
                          ================================================================

                              SAFE ID CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (U.S. DOLLARS)


                                                                PERIOD FROM
                                                                JUNE 27,1996
                                                                 (INCEPTION)
                             SIX MONTHS ENDED JUNE 30,                TO
                             2001               2000            JUNE 30, 2001
--------------------------------------------------------------------------------
OPERATING  ACTIVITIES

Net loss                    $(11,895)          $(23,710)            $(114,323)


  Adjustment to reconcile net loss
  to net cash used by operating
  Activities

 Issuance  of  common  stock  for  payment
 of services                       0                  0                31,000

CHANGES  IN  NON-CASH  WORKING  CAPITAL
  Prepaid expense                  0              5,600                     0
  Accounts payable            (1,141)            11,367                38,798
                          ----------------------------------------------------
  NET CASH USED IN
OPERATING ACTIVITIES         (13,036)            (6,743)              (44,525)
                          ----------------------------------------------------
FINANCING  ACTIVITIES
Advances from stockholders    18,644              6,000                25,977
Issuance of common stock           0                  0                25,000
                          ----------------------------------------------------
NET CASH PROVIDED BY
FINANCING ACTIVITIES          18,644              6,000                 0,977
                          ----------------------------------------------------
CASH INFLOW (OUTFLOW)          5,608               (743)                6,452
CASH, BEGINNING OF PERIOD        844              2,778                     0
                          ----------------------------------------------------
CASH, END OF PERIOD           $6,452             $2,035                $6,452
                          ====================================================

                               SAFE ID CORPORATION
                          A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 (U.S. DOLLARS)




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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2001 and December 31, 2000 and the results of operations and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A)  PLAN  OF  OPERATION  FOR  THE  NEXT  TWELVE  MONTHS.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have estimated and still do, that we would require about $250,000 in the next twelve month to meet overhead (rent, salaries, and operational expenses) and also expenses connected with marketing (cost of goods sold, buying chips, mainly,) and also general working capital. These necessary funds must be raised by offering additional shares of stock in one or a combination of the following: a public offering pursuant to the Securities Act of 1933; and/or, one or more private placements of restricted securities. We have not determined yet what plan or plans of capital formation we will pursue. We would require about $50,000 to launch fully, to establish our dynamic link relationships with major markets, and to produce and circulate brochures and initial advertising announcements. The term "dynamic link" refers to the common commercial practice by which one web site features a direct link to another web site. We would require about $200,000 in initial working capital to insure liquidity for the first twelve months following our launch.

     We have begun to make sales, even without the funding to enable us to make a full-scale launch. It is our hope that by starting our business operations we can become more attractive to potential investors. In our present posture, we cannot build inventory, but must acquire products as we receive orders. With proper funding we could consummate favorable supply arrangements and triple our profit margins enjoyed at present.

     It is apparent that our cash on hand is insufficient for any material purpose, other than to fill orders as they come in, with relatively low volume of sales. Accordingly, expenses incurred which exceed our available cash on hand must be and will be advanced by management.

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

 (B) MANAGEMENT DISCURSION AND ANALYSIS. We have enjoyed only minimal revenues since inception January 27, 1996. These represent our first sales.

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended June 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                               SAFE ID CORPORATION
Dated:  August  15,  2001

                                       by

/s/Maurizio Forigo          /s/Lance Morginn
   Maurizio  Forigo            Lance  Morginn
   president/director          secretary/director

