Form 10QSB
period 2001-09-30
SAFE ID CORP
filed 2001-11-13
CIK 1104120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No: 0-29803

SAFE ID CORPORATION

(Name of small business in its charter)

Nevada	88-0407078
(State or other jurisdiction of Incorporation)	(IRS Employer Identification. No.)

Suite B3, 1700 Varsity Estates Drive NW Calgary, Alberta Canada	T3B-2W9
(Address of Principal Office)	Zip Code

Issuer's telephone number: (403) 208-1081

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ..... No .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2001, the following shares of common were outstanding: Common Stock, no par value, 22,584,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SAFE ID CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2001

INDEX TO FINANCIAL STATEMENTS:

Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

Safe ID Corporation

(A Development Stage Company)

Balance Sheets

(Unaudited)

(U.S. Dollars)

	September 30, 2001	December 31, 2000
Assets
Current
Cash	$1,785	$844
Accounts Receivable	2,438	0
Total Assets	$4,223	$844

Liabilities
Current
Accounts Payable	$37,885	$39,939
Due to Stockholders	27,578	7,333
Total Liabilities	65,463	47,272

Stockholders' Deficiency
Common Stock, 25,000,000 shares authorized, par value
$0.001, 22,584,000 (2000 - 24,000,000) shares issued
and outstanding	22,584	24,000
Additional Paid-In Capital	33,416	32,000
Deficit Accumulated During the Development Stage	(117,240)	(102,428)
Total Stockholders' Deficiency	(61,240)	(46,428)
Total Liabilities and Stockholders' Deficiency	$4,223	$844

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Operations

(Unaudited)

(U.S. Dollars)

					27-Jun-96
			Nine Months		(Inception)
	Three Months Ended September 30,		Ended September 30,		to September 30,
	2001	2000	2001	2000	2001

Sales	$9,750	$0	$21,490	$0	$21,490
Cost of Sales	7,375	0	16,555	0	16,555

Gross Profit	2,375	0	4,935	0	4,935

Operating Expenses
Professional fees	2,788	17,477	13,292	34,444	62,927
Selling and
administrative	1,714	8	2,484	4,446	8,589
Rent	737	745	2,178	2,255	6,830
Bank charges	53	18	168	125	374
Consulting	0	0	973	688	37,827
Travel	0	0	652	0	5,628

	5,292	18,248	19,747	41,958	122,175
Net Loss for
Period	($2,917)	($18,248)	($14,812)	($41,958)	($117,240)

Net Loss Per
Share	$0.00	$0.00	$0.00	$0.00

Weighted Average
Number of
Shares
Outstanding	22,584,000	24,000,000	22,718,857	24,000,000

Safe ID Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

(U.S. Dollars)

			June 27, 1996
	Nine Months		(Inception)
	Ended September 30,		to September 30,
	2001	2000	2001

Operating Activities
Net loss	($14,812)	($41,958)	($117,240)
Adjustment to reconcile net loss
to net cash used by operating
activities
Issuance of common stock for payment	0	0	31,000
of services
Changes in Non-Cash Working Capital
Prepaid expense	0	5,600	0
Accounts payable	(2,053)	28,843	37,885
Accounts receivable	(2,438)	0	(2,438)

Net Cash Used In Operating Activities	(19,303)	(7,515)	(50,793)
Financing Activities
Advances from stockholders	20,244	6,000	27,578
Issuance of common stock	0	0	(25,000)

Net Cash Provided by Financing Activities	20,244	6,000	52,578

Cash Inflow (Outflow)	941	(1,515)	1,785
Cash, Beginning of Period	844	2,778	0
Cash, End of Period	$1,785	$1,263	$1,785

Safe ID Corporation

(A Development Stage Company)

Notes to Financial Statements

September 30, 2001

(Unaudited)

(U.S. Dollars)

ITEM 1. MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

Basis of Presentation

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's December 31, 2000 and Form 10-SB-12G.

In the opinion of Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 2001 and December 31, 2000, and the results of operations and cash flows for the nine months ended September 30, 2001, and 2000. The results of operations for the three months and nine months ended September 30,2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

We have begun to make sales although we do not have sufficient funds available to initiate a full-scale launch of operations. Our current plan is to continue limited operations, filling orders as they come in at the same time that we are seeking the additional funds considered necessary to initiate full-scale operations. The initiation of full-scale operations would include building of inventory prior to receipt of orders, initiating planned marketing activities, and the like.

Since current cash on hand is insufficient for any material purpose other than maintaining a relatively low sales volume and filling orders as they come in, it is necessary to fund operating expenses primarily from outside sources. Therefore, although we do not have a firm commitment from members of management to do so, our current expectation is that management will continue to advance the funds necessary for payment of operating expenses which exceed our available cash on hand.

Our estimate is that we would require approximately $250,000 in additional capital in the next twelve months in order to pay operating expenses and to initiate a full-scale launch of operations. This would include approximately $50,000 to establish dynamic link relationships with major markets (i.e. establish a direct link between our web site and other web sites), to produce and circulate brochures and initial advertising announcements and to build initial inventory, and an additional $200,000 in working capital to insure liquidity for a period of twelve months following the full-scale launch of operations.

We have not yet determined what plan of capital formation we will pursue in order to obtain the required capital to launch full-scale operations, but currently believe that the most likely course of action would be to raise funds through sale of additional shares of common stock in one or more public or private offerings under the Securities Act of 1933. It is our hope that by starting business operations and continuing to make limited sales, we will become more attractive to potential investors, thereby increasing our likelihood of success in raising additional capital. funds. However, there is no assurance that the additional funds we are seeking will be available or that we will ever be successful in implementing our plans for initiation of full-scale operations.

We do not have any new products in development and do not currently expect that we will engage in the development of new products.

We have no current plans to purchase or sell any plant or significant equipment.

We have no current plans to change the number of employees. However, we do hope our business will grow, and any significant growth in our business would be accompanied by an increase in the number of employees.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    No exhibits are filed as part of this report.

(b) No reports on Form 8-K were filed by the Company for the quarter ended September 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safe ID Corporation

By: /S/ MAURIZIO FORIGO

Maurizio Forigo, President and Director

By: /S/ LANCE MORGINN

Lance Morginn, Secretary and Director

Date: November 13, 2001