Form 10KSB
period 2001-12-31
SAFE ID CORP
filed 2002-03-27
CIK 1104120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

SAFE ID CORPORATION

(formerly Inter.N Corporation)

(Name of small business in its charter)

Nevada	0-29803	88-0407078
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
Suite B3, 1700 Varsity Estates Drive NW Calgary, Alberta CANADA	T3B-2W9
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (403) 247-4630

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $ 21,490.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $1,990,500, based upon bid price of $0.51 per share.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,584,000 as of December 30, 2001.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

INTRODUCTION

(A) HISTORICAL INFORMATION.

Safe ID Corporation, ("We," "Our," "Us") was duly organized on June 27, 1996 pursuant to the laws of the State of Nevada as Inter.N Corporation.

The Company affected a 2,000-for-1 stock split on October 12, 1999 and a 3-for-1 stock split on September 20, 2000. All share amounts included in the financial statements have been adjusted to reflect the effect of the stock splits.

On June 30, 1996, the Company issued 6,000,000 shares of common stock with a par value of $0.001 each for administrative services valued at $1,000.

On July 23, 1999, the Company issued 9,000,000 shares of common stock with a par value of $0.001 each for intellectual property valued at $7,500. Additional compensation of $22,500 has been recorded to reflect the fair value of the common shares issued. Fair value has been determined as equal to the proceeds received in a subsequent private placement of an equal number of shares on September 1, 2000.

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

(B) SUMMARY OF SIGNIFICANT EVENTS FOLLOWING REORGANIZATIONS.

We have completed our 1934 Act Registration of our common stock, and have been accepted for quotation on the OTCBB, the Over the Counter Bulletin Board under the trading symbol MYID."

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

RADIO FREQUENCY IDENTIFICATION (RFID). RFID technology identifies an object remotely through the use of radio frequencies and micro-chips and lasts indefinitely. Because RFID codes can be read without line-of-sight or physical contact, RFID technology provides a solution to certain difficult identification problems which bar code technology cannot address. The chips are passive, activated by the electromagnetic field of the scanner as it passes over the chip and temporarily energizes the chip, allowing it to transmit its data to the reader in milliseconds. Safe ID's readers (scanners) can read other manufacturer's micro-chips and have an error detection and encryption algorithm that reduces the probability of duplication or reading error to less than 1 in 10 billion. Management believes that no other manufacturers can guarantee this reliability in their chip and coding systems.

The total U.S. RFID market reportedly reached $487.7 million in revenues in 1997, $655 million in 1998, and sales are expected to reach $1.6 billion in 2002.

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

DOWNLOAD SYSTEMS. Safe ID systems are battery powered with optional AC adapters. They feature several download capabilities with PC or Macintosh systems. Emulation software packages are available to interface with MS DOS and Windows programs.

(E) PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS.

The products which we sell have been market tested, sold and market-proven in Canada for over 10 years, by Avid of Canada for identification of animals. The market targeted is a specific niche market for identification of inanimate objects. Product warranties are set by the manufacturer.

SAFE ID MINI TRACKER. The Mini-Tracker is the most compact reader available; it is small enough to carry in a pocket and is compatible with all popular brands of micro-chips. The reader generates a 125KHz frequency signal and the returning data from the chip is stored on its 16 character Liquid Crystal Display (LCD). During operation, the reader emits two beep tones to signal that a compatible micro-chip has been energized and four beep tones sound every three minutes to remind the user to turn the reader off when not in use. The Mini-Tracker can be optionally equipped with an RS232 pigtail for downloading data to a PC or Macintosh computer. Standard power is provided by one nine-volt alkaline battery and battery capacity exceeds 6000 reads.

SOFTWARE. Safe ID intends to provide and offer a Microsoft Access based database to store and track valuables by recording their micro-chip ID numbers. This software was developed by Avid of Canada. We will be a licensee of the software, with the ability to customize the software to accommodate our clientele. The customization intended would be to modify the records and fields to address in animate objects rather than animals, as well as their own unique information including such data as: object name or title; object category; object description; object manufacturer or maker, painter, designer; year object was made; name of current owner (including details such as address, telephone, fax and e-mail); Name of last owner; Alternate contact person; Record of sale of object (i.e. A sale at auction); and other pertinent information specific to each sector/industry.

SYSTEM SPECIFICATIONS. Pentium PC with minimum 8 Meg RAM, SVGA Color Monitor, Minimum 40 Meg free Hard Drive Space (plus room for data), and Mouse. Runs under Windows '95. Routine software. For remote, dial-in capabilities require high-speed modem, minimum 28,800. Windows 95 must be configured for remote dial, prior to shipping.

COMPUTER ASSISTANCE. Safe ID will design a specialized reporting system for each specific industry. Safe ID can download data using a modem or copy information onto a disk to integrate with customer's system. Should each specific industry not have a computer system for the tracking of each animal, Safe ID has the capabilities of assisting in designing one.

REPORTING UNDER THE 1934 ACT. Our 1934 Act Registration of the common stock of this Registrant became effective following our voluntary filing of a registration statement on Form 10 under the Exchange Act of 1934.  As a result of the legal effectiveness of this Registration Statement, certain reporting requirements now apply. First and foremost, we are required to file an Annual Report on Form 10-K or 10-KSB, 90 days following the end of our fiscal year. The key element of such annual filing is Audited Financial Statements prepared in accordance with standards established by the Commission. A 1934 Act Registrant also reports on the share ownership of affiliates and 5% owners, initially, currently and annually. In addition to the annual reporting, we are required to file quarterly reports on Form 10-Q or 10-QSB, containing audited or un-audited financial statements, and reporting other material events. Some events are deemed material enough to require the filing of a Current Report on Form 8-K. Any events may be reported currently, but some events, like changes or disagreements with auditors, resignation of directors, major acquisitions and other changes require aggressive current reporting. All reports are filed and become public information.

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

(8) EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS.

Not Applicable. However, this issuer would expect to maintain its corporate status with the State of its incorporation, and would file its tax returns and reports required to be filed with the Commission. This issuer wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is suspended under the

Exchange Act. In connection with the continuing approval of our shares for trading on the OTCBB, this Registrant would expect to comply with NASD regulations, to the extent that any such regulations are applicable to the conduct of the Registrant's affairs.

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

(G) FINANCING PLANS.

For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(H) PLANNED ACQUISITIONS.

In November 2001, we signed a Letter of Intent relating to the completion of a business combination transaction with Heritage Ventures, Ltd., ("HVL") an Alberta corporation. HVL, through its subsidiary, Avid Canada, is a leading Canadian supplier of microchips for identification of both live animals and inanimate objects. HVL has been in business since 1988.

Under the terms of the Letter of Intent, the parties are to work towards finalizing a definitive agreement. The transaction is anticipated to be structured primarily as a share exchange in which the Company will acquire all of the issued and outstanding stock of Avid Canada and 829726 Alberta, Ltd. (HVL's operating subsidiaries) in exchange for the issuance of shares of its common stock. On completion, the stockholders of HVL will assume a control position in Safe ID. To date, no definitive agreement has been reached.

(I) EMPLOYEES.

We have no employees other than our officers and directors.

ITEM 2. DESCRIPTION OF PROPERTY.

We have one rented executive office in Calgary Alberta, Canada.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal proceedings pending, threatened or suspected, by or against us, as of the preparation of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION.

We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our securities may be quoted in the over-the-counter market under the trading symbol "MYID." However, there is a sporadic and potentially volatile trading market for them. Quotations for, and transactions in the securities, and transactions are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. The trading in our common stock began in January 2001.

(B) HOLDERS.

Management calculates that the approximate number of holders of our Common Stock, as of December 31, 2001, was 34 shareholders.

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

(D) SALES OF UNREGISTERED COMMON STOCK 2001.

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements, " which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects "and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

(A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS.

(1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS.

We estimate that we will require about $250,000 in the next twelve months to meet overhead (rent, salaries, and operational expenses) and also expenses connected with marketing (cost of goods sold, buying chips, mainly,) and also general working capital. We will require about $50,000 to launch and establish our dynamic link relationships with major markets, and to produce and circulate brochures and initial advertising announcements. The term "dynamic link" refers to the common commercial practice by which one web site features a direct link to another web site. We will require about $200,000 in initial working capital to insure liquidity for the first twelve months following our launch. These necessary funds must be raised by offering additional shares of stock in one or a combination of the following: a public offering pursuant to the Securities Act of 1933; and/or, one or more private placement of restricted securities. We have not determined yet, what plan or plans of capital formation we will pursue. The principal purpose of our 1934 Act Registration was to secure and sustain the quotation of our common stock on the OTCBB. This we have achieved. The ability of investors to secure price quotations of our common stock is expected to enhance our ability for capital formation.

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

(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a development stage company, as defined in Statement 7 of the Financial Accounting Standards Board. Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will realize our assets and discharge our liabilities in the normal course of operations. Of course, our ability to do this is dependent upon our ability to raise additional financing and to generate revenues. Our plan is to raise funds, as we have described above, supplemented by our planned principal operations, beginning this year, 2001.

(1) FINANCIAL CONDITION.

Balance Sheet - Selected Information

	37255	36890
Cash:	$ 7,966	$ 844
Prepaid Expenses:	0	5,600
Current Assets:	7,966	844
Total Assets	$ 28,847	844
Accounts Payable:	39,954	39,939
Shareholders (Note 6):	65,489	7,333
Total Liabilities:	105,443	47,272
Common Stock:	22,584	24,000
Paid-in Capital:	33,416	32,000
Accumulated Deficit:	(131,855)	(102,428)
Total Equity	(46,428)	2,789
Total Liabilities and Equity:	$28,847	844

(NOTE 6) These are amounts representing advances from directors and shareholders, without interest provision or stated terms of payment.

(2) RESULTS OF OPERATIONS.

We had no revenues or significant liabilities in 1999. In 1998, we initial selling and administrative expenses which were funded by loans from shareholders. These loans remain on the books as of the end of 2001. We had no revenues in 2000. We incurred $49,217 in expenses that year. Those expenses are detailed in our financial statements. We had an insignificant amount of cash and other assets as of the close of that fiscal year. We had extraordinary and non-recurring professional fees in 2000.

Selected Information	For the years ended December 31			Inception to 12/31/2001
	2001	2000	1999	2001
Revenues:	$ 21,490	$ 0	$ 0	$ 21,490
Gross Profit:	4935	0	0	4935
Professional Fees:	23,824	42,735	6,900	49,635
Rent:	2,940	2,981	1,671	7,562
Selling and Administrative:	3,148	2370	2,385	9,253
Consulting:	3,606	988	35,866	40,460
Bank Charges:	191	143	63	397
Travel:	653	0	4976	5629
Total Expenses:	34,362	49,217	51,861	136,790
Net (Loss):	$ (29,427)	$ (49,217)	$ (51,861)	$ (131,855)
Net Loss per share:	$ (0.0013)	$ (0.0021)	$ (0.0045)
Weighted Average Shares Outstanding	22,684,866	24,000,000	11,515,068

ITEM 7. FINANCIAL STATEMENTS.

See the following pages.

SAFE ID CORPORATION

(A Development Stage Company)

Financial Statements

December 31, 2001 and 2000

(U.S. Dollars)

INDEX
Report of Independent Chartered Accountants
Financial Statements
Balance Sheets
Statements of Operations
Statements of Stockholders' Equity (Deficiency)
Statements of Cash Flows
Notes to Financial Statements

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SAFE ID CORPORATION

We have audited the accompanying balance sheets of Safe ID Corporation (A Development Stage Company) as at December 31, 2001 and 2000 and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the 3 year period ended December 31, 2001 and the cumulative totals for the development stage of operations from June 27, 1996 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Safe ID Corporation from June 27, 1996 (inception) through October 31, 1998 were audited by other auditors whose report dated November 13, 1998, expressed an unqualified opinion on those statements. Our opinion insofar as it relates to the cumulative totals for development stage operations from June 27, 1996 (inception) through October 31, 1998, is based solely on the report of the other auditors.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, and the cumulative totals for the development stage of operations from June 27, 1996 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Our opinion, insofar as it relates to the cumulative totals for development stage operations from June 27, 1996 (inception) through October 31, 1998, is based solely on the report of the other auditors.

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

Chartered Accountants

Vancouver, Canada

February 12, 2002

SAFE ID CORPORATION

(A Development Stage Company)

Balance Sheets

December 31

(U.S. Dollars)

	2001	2000

Assets

Current
Cash	$7,966	$844
Note receivable (note 5)	20,881	0

Total Assets	$28,847	$844

Liabilities

Current
Accounts payable	$39,954	$39,939

Due to Shareholders (note 6)	65,489	7333

Total Liabilities	105,443	47,272

Stockholders' Equity (Deficiency)

Common Stock, 25,000,000 shares authorized, par value of $0.001 each,
22,584,000 (2000 - 24,000,000) shares issued and outstanding	22,584	24,000
Additional Paid-in Capital	33,416	32,000
Deficit Accumulated During the Development Stage	(131,855)	(102,428)
Accumulated Other Comprehensive Loss	(741)	0

Total Stockholders' Equity (Deficiency)	(76,596)	(46,428)

Total Liabilities and Stockholders' Equity (Deficiency)	$28,847	$844

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Operations

Years Ended December 31, 2001, 2000, 1999 and from June 27, 1996 (Inception) to December 31, 2001

(U.S. Dollars)

				June 27, 1996
				(Inception) to
				December 31,
	2001	2000	1999	2001

Revenue	$21,490	$0	$0	$21,490
Cost of Sales	16,555	0	0	16,555

Gross Profit	4935	0	0	4935

Expenses
Professional fees	23,824	42,735	6,900	73,459
Selling and administrative	3,148	2,370	2,385	9,253
Consulting	3,606	988	35,866	40,460
Rent	2,940	2,981	1,671	7,592
Travel	653	0	4,976	5,629
Bank charges	191	143	63	397

	$34,362	$49,217	$51,861	$136,790

Net Loss for Period	$(29,427)	$(49,217)	$(51,861)	$(131,855)

Net Loss Per Share	$ (0.0013)	$ (0.0021)	$ (0.0045)

Weighted Average Number
of Shares Outstanding	22,684,866	24,000,000	11,515,068

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Stockholders' Equity (Deficiency)

Years Ended December 31, 2001, 2000, 1999 and from June 27, 1996 (Inception) to December 31, 2001

(U.S. Dollars)

					Deficit
					Accumulated
	Common	Common	Additional	Other	During the	Total
	Stock	Stock	Paid-in	Comprehensive	Development	Stockholders'
	Number	Amount	Capital	Loss	Stage	Equity

Balance, June 27, 1996	0	$0	$0	$0	$0	$0
Common Stock Issued for	6,000,000	6,000	(5,000)	0	0	1,000
Net Loss, June 27, 1996
to December 31, 1996	0	0	0	0	(1,000)	(1,000)

Balance, December 31, 1996	6,000,000	6,000	(5,000)	0	(1,000)	0
Net Loss, Year Ended
December 31, 1997	0	0	0	0	0	0

Balance, December 31, 1997	6,000,000	6,000	(5,000)	0	(1,000)	0
Net Loss, Year Ended
December 31, 1998	0	0	0	0	(350)	-350

Balance, December 31, 1998	6,000,000	6,000	(5,000)	0	(1,350)	(350)
Common Stock Issued
For services (note 8c)	9,000,000	9,000	21,000	0	0	30,000
For cash (note 8d)	9,000,000	9,000	21,000	0	0	30,000
Net Loss, Year Ended
December 31, 1999	0	0	0	0	(51,861)	(51,861)
Share Issue Costs	0	0	(5,000)	0	0	(5,000)

Balance, December 31, 1999	24,000,000	24,000	32,000	0	(53,211)	2,789
Net Loss, Year Ended
December 31, 2000	0	0	0	0	(49,217)	(49,217)

Balance, December 31, 2000	24,000,000	24,000	32,000	0	(102,428)	-46428
Common Stock Repurchases
(note 8(e))	(1,416,000)	(1,416)	1,416	0	0	0
Foreign Currency Translation	0	0	0	(741)	0	(741)
Net Loss, Year Ended
December 31, 2001	0	0	0	0	(29,427)	(29,427)

Balance, December 31, 2001	22,584,000	$22,584	$33,416	$(741)	$(131,855)	$(76,596)

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Cash Flows

Years Ended December 31, 2001, 2000, 1999 and from June 27, 1996 (Inception) to December 31, 2001

(U.S. Dollars)

				Period From
				June 27,1996
				(Inception) to
				December 31,
	2001	2000	1999	2001

Operating Activities
Net loss	$(29,427)	$(49,217)	$(51,861)	$(131,855)
Adjustment to reconcile net loss
to net cash used by operating
activities
Issuance of common stock for payment
of services	0	0	30,000	31,000

Changes in Non-Cash Working Capital
Prepaid expense	0	5,600	(5,600)	0
Accounts payable	15	34,700	5,239	39,954

Cash Used in Operating Activities	(29,412)	(8,917)	(22,222)	(60,901)

Investing Activity
Loan receivable advance	(20,881)	0	0	(20,881)

Financing Activities
Issuance of common stock	0	0	25,000	25,000
Advances from shareholders	58,156	6,983	0	65,489

Cash Provided by Financing Activities	58,156	6,983	25,000	90,489

Effect of Foreign Currency Translation on	(741)	0	0	(741)

Cash Inflow (Outflow)	7,122	(1,934)	2,778	7,966
Cash, Beginning of Period	844	2,778	0	0

Cash, End of Period	$7,966	$844	$2,778	$7,966

Supplemental Disclosure for Non-Cash Transactions
Issuance of common stock for payment of
Services	$0	$0	$30,000	$31,000

SAFE ID CORPORATION

(A Development Stage Company)

Notes to Financial Statements

Years Ended December 31, 2001, 2000, 1999 and from June 27, 1996 (Inception) to December 31, 2001

(U.S. Dollars)

1. ORGANIZATION OF COMPANY

The Company was incorporated on June 27, 1996 under the laws of the State of Nevada as Inter N. Corporation. The Company changed its name to Safe ID Corporation on September 20, 2000. The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. The Company's head office is located in Calgary, Canada.

2. GOING CONCERN

These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America on a going concern basis. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has an accumulated deficit during the development stage of $131,855 (2000 - $102,428). These factors raise substantial doubt about the Company's ability to continue as a going concern which is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

3. UNCERTAINTY

The Company intends to obtain the license to distribute a line of miniaturized micro-chips, used in the identification of inanimate objects, and is currently in negotiations to obtain this license from an established supplier in Canada. Although there are a limited number of manufacturers of these particular micro-chips, management believes that other suppliers could provide similar micro-chips on comparable terms if an agreement can not be reached in the current negotiations. A change in suppliers, however, could cause a delay in commencing operations and a possible loss of sales, which would affect operating results adversely.

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

(c) Revenue recognition

The Company recognizes revenues at the time of delivery of the product to the customers.

(d) Foreign currency translation

Amounts recorded in foreign currency are translated into United States dollars as follows:

(i) Monetary assets and liabilities are translated at a rate of exchange in effect at the balance sheet date; and,

(ii) Revenues and expenses, at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency are excluded from net loss for the perod and accumulated as a separate component of shareholders' equity (deficiency).

(e) Financial instruments

The Company's financial instruments include cash, note receivable, accounts payable and amounts due to shareholders. It is management's opinion that the Company is not exposed to significant interest, currency or credit risk associated with these financial instruments. The carrying values approximate the fair values of these financial instruments.

(f) Use of estimates

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

5. NOTE RECEIVABLE

The 8% note receivable is due June 17, 2002 when the loan plus interest will be paid in full.

6. DUE TO SHAREHOLDERS

Amounts due to shareholders represent advances from directors and shareholders of the Company. These amounts are without interest or stated terms of repayment.

7. RELATED PARTY TRANSACTIONS

During 2001, the Company paid consulting fees of $3,606 (2000 - $988) and rent of $2,940 (2000 - $2,981) to directors or Companies with a common director.

8. EQUITY TRANSACTIONS

(a) The Company affected a 2,000-for-1 stock split on October 12, 1999 and a 3-for-1 stock split on September 20, 2000. All share amounts included in these financial statements have been adjusted to reflect the effect of the stock splits.

(b) On June 30, 1996, the Company issued 6,000,000 shares of common stock with a par value of $0.001 each for administrative services valued at $1,000.

(c) On July 23, 1999, the Company issued 9,000,000 shares of common stock with a par value of $0.001 each for intellectual property valued at $7,500. Additional compensation of $22,500 has been recorded to reflect the fair value of the common shares issued. Fair value has been determined as equal to the proceeds received in a subsequent private placement of an equal number of shares on September 1, 2000.

(d) On September 1, 1999, 9,000,000 shares of common stock with a par value of $0.001 each were issued for $30,000 cash, less share issue costs of $5,000 for net cash proceeds of $25,000.

(e) On January 26, 2001, the Company repurchased 1,416,000 shares of common stock at no cost and returned the shares into the Company's unissued common stock.

9. INCOME TAXES

A provision for income taxes for the years ended December 31, 2001, 2000, 1999, and 1997 has not been recognized as the Company had operating losses for both tax and financial reporting purposes. Due to the uncertainty surrounding the timing of realizing the benefits of its favourable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its net future tax asset.

The Company has operating losses which may be carried forward to apply against future years' income for U.S. income tax purposes. The tax effect has not been recorded in the financial statements. These expire as follows:

Available to	Amount

2016	$1,000
2018	350
2019	51,650
2020	49,000
2021	29,400

$131,40

10. COMPREHENSIVE LOSS

Period from
	Year Ended	Year Ended	Year Ended	June 27,
	December 31,	December 31,	December 31,	(Inception)
	2001	2000	1999	December

Net loss	$(29,427)	$(49,217)	$(51,861)	$(131,855)
Other comprehensive loss	(741)	0	0	(741)

	$(30,168)	$(49,217)	$(51,861)	$(132,596)

11. BUSINESS COMBINATION

In November 2001, the Company signed a letter of intent to engage in further discussions relating to the acquisition of Avid Canada and 829726 Alberta, Ltd., the operating subsidiaries of Heritage Ventures, Ltd.

Under the proposed transactions, the Company will acquire all of the outstanding shares of Avid Canada and 829726 Alberta Ltd. for shares of the Company. Heritage Ventures, Ltd. will purchase 500,000 shares of the Company for $250,000 cash. The result of the proposed transactions is Heritage Ventures, Ltd. gaining control of the Company with 52% of the shares. The reverse take-over will be accounted for using the purchase method when completed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We are a Nevada company with our offices in Canada. Our auditing firm is Smythe Ratcliffe, Chartered Accountants, of Canada. Smythe Ratcliffe is a member of PKF International Association, an international association of independent accounting firms. Our financial statements have been prepared in accordance with US GAAP. We have had and expect to have no disagreements of any kind or sort with our auditor as to any item or matter. However, management has determined prospectively, that the best interests of our company would be served by developing a relationship with a United States auditing firm in the future. No action has been taken with respect to such a change as of the filing of this report. We would expect to announce any such change promptly in accordance with current reporting rules.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Maurizio Forigo	37	President and CEO since September 1999
Lance Morginn	29	Secretary / Treasurer and CFO since September 1999

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

Compliance With Section 16(a) of the Exchange Act.

The Company's officers, directors and principal shareholders have each filed an Annual Statement of Changes in Beneficial Ownership on Form 5.

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

TABLE A/B

COMMON STOCK

OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE

Name and Address of Beneficial Owner	Actual Ownership	Percentage Ownership
Maurizio Forigo (1) 112 16th Ave SW Calgary Albert T24 0T6	6,000,000	26.56%
Lance Morginn 1550 35th Ave W Vancouver BC V6M 1H2	6,000,000	26.56%
All officers and directors as a group:	12,000,000	53.13%
Silvio Forigo (1) 615 11th Ave SE Suite 201 Calgary Alberta T2G 0Y8	1,449,000	6.41%
Hightech International SA (2) Upglebe Crossfields Nether Compton Sherborne Dorset DT9 4R3 United Kingdom	1,380,000	6.11%
Charles Malette 1550 35th Ave W Vancouver BC V6M 1H2	1,482,000	6.18%
Diamond Investment Exchange (3) 1550 35th Ave W Vancouver BC V6M 1H2	1,170,000	5.18%
Perpetual Securities SA (4) 7 Tilton Court Digby Road Sherborne Dorset DT9 3NL United Kingdom	1,200,000	5.31%
Total Other 5% Owners	6,681,000	28.58%
Total Management and 5% Owners	18,681,000	82.71%
Total Shares Issued and Outstanding	22,584,000	100%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2001, we paid consulting fees of $3,606 and rent of $2,940 to directors or companies with a common director. Common stock, valued at $30,000, was also issued to directors during 1999 for payment of intellectual property valued at $7,500. Amounts due to shareholders represent advances from directors and other shareholders of our company. These amounts are carried without interest or stated terms of repayment. The consulting fees were paid to Mr. Forigo. The rent payments were actually a reimbursement for advances to pay rent.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are incorporated by reference.

Exhibit No. Document

3.1 Articles of Incorporation (incorporated by reference from annual report on Form 10-SB filed with the Securities and Exchange Commission on March 6, 2000).

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 6, 2000).

The following exhibit is filed herewith:

4.1 Specimen Common Stock Certificate

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 30, 2001.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SAFE ID CORPORATION

(formerly INTER.N CORPORATION)

By: /S/ MAURIZIO FORIGO

Maurizio Forigo, President and Director

By: /S/ LANCE MORGINN

Lance Morginn, Secretary and Director

Date: March 27, 2002

EXHIBIT 4.1

SPECIMEN COMMON STOCK CERTIFICATE

CONTENTS:

State of Incorporation

Name of Company

Number of authorized shares of common stock

Name of Individual Shareholder

Number of shares owned by individual shareholder

Fully paid and non-assessable shares

Date of issuance of certificate

Signature of President

Restrictive transfer legend