Form 10QSB
period 2002-03-31
SAFE ID CORP
filed 2002-05-14
CIK 1104120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File No: 0-29803

SAFE ID CORPORATION

(Name of small business in its charter)

Nevada	0-29803	88-0407078
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
Suite B3, 1700 Varsity Estates Drive NW Calgary, Alberta, CANADA	T3B-2W9
(Address of Principal Office)	Zip Code

Issuer's telephone number: (403) 247-4630

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2002, the following shares of common were outstanding: Common Stock, no par value, 22,584,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SAFE ID CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2002

INDEX TO FINANCIAL STATEMENTS:

Balance Sheets
Statements of Operations
Statements of Stockholders' Equity (Deficiency)
Statements of Cash Flows
Notes to Financial Statements

SAFE ID CORPORATION

(A Development Stage Company)

Balance Sheets

(Unaudited)

(U.S. Dollars)

	March 31,	December 31,
	2002	2001

Assets

Current
Cash	$631	$7,966
Note receivable	20,881	20,881

Total Assets	$21,512	$28,847

Liabilities

Current
Accounts payable	$32,309	$39,954

Due to Stockholders	68,052	65,489

Total Liabilities	100,361	105,443

Stockholders' Deficiency

Common Stock, 50,000,000 shares authorized, par value of $0.001,
22,584,000 (2001 - 22,584,000) shares issued and outstanding	22,584	22,584
Additional Paid-In Capital	33,416	33,416
Deficit Accumulated During the Development Stage	(134,104)	(131,855)
Accumulated Other Comprehensive Loss	(745)	(741)

Total Stockholders' Deficiency	(78,849)	(76,596)

Total Liabilities and Stockholders' Equity	$21,512	$28,847

See note to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Operations

(Unaudited)

(U.S. Dollars)

Period From
June 27, 1996
Three Months Ended March 31,	(Inception) to
	2002	2001	March 31, 2002

Revenue	$0	$0	$21,490
Cost of Sales	0	0	16,555

Gross Profit	0	0	4,935

Expenses
Selling and administrative	953	100	10,206
Rent	755	483	8,347
Consulting	400	0	40,860
Bank charges	141	14	538
Travel	0	0	5,629
Professional fees	0	0	73,459

	2,249	597	139,039

Net Loss for Period	$(2,249)	$(597)	$(134,104)

Net Loss Per Share	$ 0.00	$ 0.00

Weighted Average Number
of Shares Outstanding	22,584,000	22,993,066

See note to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Stockholders' Equity (Deficiency)

(U.S. Dollars)

					Deficit
					Accumulated
	Common	Common	Additional	Other	During the	Total
	Stock	Stock	Paid-in	Comprehensive	Development	Stockholders'
	Number	Amount	Capital	Loss	Stage	Equity
						(Deficiency)
Balance, June 27, 1996	0	$0	$0	$0	$0	$0
Common Stock Issued for Services	6,000,000	6,000	(5,000)	0	0	1,000
Net Loss, June 27, 1996
to December 31, 1996	0	0	0	0	(1,000)	(1,000)

Balance, December 31, 1996	6,000,000	6,000	(5,000)	0	(1,000)	0
Net Loss, Year Ended
December 31, 1997	0	0	0	0	0	0

Balance, December 31, 1997	6,000,000	6,000	(5,000)	0	(1,000)	0
Net Loss, Year Ended
December 31, 1998	0	0	0	0	(350)	(350)

Balance, December 31, 1998	6,000,000	6,000	(5,000)	0	(1,350)	(350)
Common Stock Issued
For services	9,000,000	9,000	21,000	0	0	30,000
For cash	9,000,000	9,000	21,000	0	0	30,000
Net Loss, Year Ended
December 31, 1999	0	0	0	0	(51,861)	(51,861)
Share Issue Costs	0	0	(5,000)	0	0	(5,000)

Balance, December 31, 1999	24,000,00000	24,000	32,000	0	(53,211)	2,789
Net Loss, Year Ended
December 31, 2000	0	0	0	0	(49,217)	(49,217)

Balance, December 31, 2000	24,000,000	24,000	32,000	0	(102,428)	(46,428)
Common Stock Repurchases	(1,416,000)0)	(1,416)	1,416	0	0	0
Foreign Currency Translation	0	0	0	(741)	0	(741)
Net Loss, Period Ended
December 31, 2001	0	0	0	0	(29,427)	(29,427)

Balance, December 31, 2001	22,584,000	22,584	33,416	(741)	(131,855)	(76,596)
Foreign Currency Translation	0	0	0	(4)	0	(4)
Net Loss, Period Ended
March 31, 2002	0	0	0	0	(2,249)	(2,249)

Balance,
March 31, 2002	22,584,000	$22,584	$33,416	$(745)	$(134,104)	$(78,849)

See note to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

(U.S. Dollars)

Period From
June 27,1996
Three Months Ended March 31,	(Inception) to
	2002	2001	March 31, 2002

Cash Flows from Operating Activities
Net loss	$(2,249)	$(597)	$(134,104)
Adjustment to reconcile net loss
to net cash used in operating
activities
Issuance of common stock for payment
of services and intellectual property	0	0	31,000

Changes in Non-Cash Working Capital
Accounts payable	(7,645)	(400)	32,309

Net Cash Used In Operating Activities	(9,894)	(997)	(70,795)

Investing Activity
Note receivable advance	0	0	(20,881)

Financing Activities
Advances from stockholders	2,563	655	68,052
Issuance of common stock	0	0	25,000

Net Cash Provided by Financing Activities	2,563	655	93,052

Effect of Foreign Currency Translation on Cash	(4)	0	(745)

Cash Inflow (Outflow)	(7,335)	(342)	631
Cash, Beginning of Period	7,966	844	0

Cash, End of Period	$631	$502	$631

See note to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Note to Financial Statements

(U.S. Dollars)

1. BASIS OF PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statement are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's December 31, 2001 Form 10-SB-12G.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains certain statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10QSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10QSB should be construed as a guarantee or assurance of future performance or future results.

Plan of Operations

As of March 31, 2002, the Company remains in the development stage. It has minimal capital resources presently available to meet its obligations or to continue its efforts to develop its business. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's current plan is to continue with efforts to develop its business related to reselling of a product line of miniaturized micro-chips suitable for insertion into inanimate objects or under the skin of animals. The chips are inserted into inanimate objects or under the skin of animals for purposes of positive identification. In order to continue with the development of this business, the Company estimates that it would require approximately $250,000 in the next twelve months to meet overhead (rent, salaries and operational expenses) and to pay expenses connected with marketing (cost of goods sold and purchase of inventory). This includes approximately $50,000 to launch dynamic link relationships with major markets and to produce and circulate brochures and initial advertising announcements, and approximately $200,000 in working capital to cover general overhead and to provide liquidity during the 12-months following launch of its product.

The Company does not currently have the necessary funds available to continue with the development of the proposed micro-chip business, and there is no assurance that it will be able to obtain the necessary funds in the foreseeable future. The Company is considering offering shares of common stock in a private placement offering as a means of raising at least a portion of the required funds, but there is no assurance that such an offering would be successful or that it would allow the Company to raise any significant portion of the funds which are estimated to be required. As a result, there is no assurance that the Company will be in a position to pursue its plans for development of its proposed business related to resale of miniature micro-chips.

As a result of uncertainty related to the development of its miniature micro-chip business, the Company is also considering other business opportunities. One such business opportunity is the acquisition of a 90,000 acre Oil & Gas property located in the Montana Northern Powder River Basin. The Company has engaged a professional geologist to review the property. Based on initial reports, management believes that the property may have lucrative potential. The Company would also require additional capital to acquire this property but it has no current plans in place related to raising such capital.

In addition to continuing its efforts to develop a business or acquire a business opportunity, the Company's plan of operations during the next twelve months also includes continuing to comply with its periodical reporting requirements under the Securities Exchange Act of 1934. The Company estimates that it will require a minimum of approximately $5,000 in additional capital during the next twelve months for this purpose. Although the Company has no agreement in place with its shareholders or other persons to provide capital or to pay expenses on its behalf, it is currently anticipated that the Company will rely on loans or additional capital contributions from shareholders to obtain the necessary funds for payment of expenses related to compliance with its reporting obligations.

No revenues were received by the Company during the current period. The Company does not expect to generate any revenue until after it has completed significant further development of its proposed micro-chip business, or until it has completed the acquisition of a business opportunity. As a result, the Company expects that it will incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) No exhibits are filed as part of this report.

(b) No reports on Form 8-K were filed by the Company for the quarter ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safe ID Corporation

By: /S/ MAURIZIO FORIGO

Maurizio Forigo, President and Director

By: /S/ LANCE MORGINN

Lance Morginn, Secretary and Director

Date: May 14, 2002