Form 10QSB
period 2002-06-30
SAFE ID CORP
filed 2002-08-16
CIK 1104120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2002, the following shares of common were outstanding: Common Stock, no par value, 22,584,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the six months ended June 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SAFE ID CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended June 30, 2002

INDEX TO FINANCIAL STATEMENTS:

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity (Deficiency)

Statements of Cash Flows

Notes to Financial Statements

SAFE ID CORPORATION

(A Development Stage Company)

Balance Sheets

(Unaudited)

(U.S. Dollars)

	June 30,	December 31,
	2002	2001

Assets

Current
Cash	$10,101	$7,966
Note receivable	22,606	20,881

Total Assets	$32,707	$28,847

Liabilities

Current
Accounts payable	$5,693	$39,954

Due to Stockholders	103,534	65,489

Total Liabilities	109,227	105,443

Stockholders' Deficiency

Common Stock, 50,000,000 shares authorized, par value of $0.001, 22,584,000 (2001 - 22,584,000) shares issued and outstanding	22,584	22,584
Additional Paid-In Capital	33,416	33,416
Deficit Accumulated During the Development Stage	(132,020)	(131,855)
Accumulated Other Comprehensive Loss	(500)	(741)

Total Stockholders' Deficiency	(76,520)	(76,596)

Total Liabilities and Stockholders' Equity	$32,707	$28,847

See notes to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Operations

(Unaudited)

(U.S. Dollars)

June 27, 1996
(Inception)
Three Months Ended June	Six Months Ended June	To
	2002	2001	2002	2001	June 30, 2002

Sales	$0	$11,740	$0	$11,740	$21,490
Cost of Sales	0	9,180	0	9,180	16,555

Gross Profit	0	2,560	0	2,560	4,935

Operating Expenses
Professional
Fees	(2,104)	10,504	(2,104)	10,504	71,355
Consulting	0	973	400	973	40,860
Rent	512	958	1,267	1,441	8,859
Selling and
administrative	705	670	1,658	770	10,911
Travel	0	652	0	652	5,629
Interest and
bank charges	(1,196)	101	(1,056)	115	(659)

	(2,083)	13,858	165	14,455	136,955

Net Income
(Loss) for
Period	$2,083	$(11,298)	$(165)	$(11,895)	$(132,020)

Net Loss Per
Share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted
Number of
Shares
Outstanding	22,584,000	22,584,000	22,584,000	22,787,403

See notes to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Stockholders' Equity (Deficiency)

(Unaudited)

(U.S. Dollars)

					Deficit
					Accumulated	Total
	Common	Common	Additional	Other	During the	Stockholders'
	Stock	Stock	Paid-in	Comprehensive	Development	Equity
	Number	Amount	Capital	Loss	Stage	(Deficiency)

Balance, June 27, 1996	0	$0	$0	$0	$0	$0
Common Stock Issued for	6,000,000	6,000	(5,000)	0	0	1,000
Net Loss, June 27, 1996
to December 31, 1996	0	0	0	0	(1,000)	(1,000)

Balance, December 31, 1996	6,000,000	6,000	(5,000)	0	(1,000)	0
Net Loss, Year Ended
December 31, 1997	0	0	0	0	0	0

Balance, December 31, 1997	6,000,000	6,000	(5,000)	0	(1,000)	0
Net Loss, Year Ended
December 31, 1998	0	0	0	0	(350)	(350)

Balance, December 31, 1998	6,000,000	6,000	(5,000)	0	(1,350)	(350)
Common Stock Issued
For services	9,000,000	9,000	21,000	0	0	30,000
For cash	9,000,000	9,000	21,000	0	0	30,000
Net Loss, Year Ended
December 31, 1999	0	0	0	0	(51,861)	(51,861)
Share Issue Costs	0	0	(5,000)	0	0	(5,000)

Balance, December 31, 1999	24,000,00	24,000	32,000	0	(53,211)	2,789
Net Loss, Year Ended
December 31, 2000	0	0	0	0	(49,217)	(49,217)

Balance, December 31, 2000	24,000,00	24,000	32,000	0	(102,428)	(46,428)
Common Stock Repurchases	(1,416,00	(1,416)	1,416	0	0	0
Foreign Currency Translation	0	0	0	(741)	0	(741)
Net Loss, Period Ended
December 31, 2001	0	0	0	0	(29,427)	(29,427)

Balance, December 31, 2001	22,584,00	22,584	33,416	(741)	(131,855)	(76,596)
Foreign Currency Translation	0	0	0	241	0	241
Net Loss, Period Ended
June 30, 2002	0	0	0	0	(165)	(165)

Balance, June 30, 2002	22,584,00	$22,584	$33,416	$(500)	$(132,020)	$(76,520)

See notes to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

(U.S. Dollars)

Period From
June 27,1996
(Inception)
Six Months Ended June 30,	to
	2002	2001	June 30, 2002

Operating Activities
Net loss	$(165)	$(11,895)	$(132,020)
Adjustment to reconcile net loss
to net cash used by operating
activities
Issuance of common stock for
payment of services	0	0	31,000
Changes in Non-Cash Working Capital
Note receivable	(1,725)	0	(22,606)
Accounts payable	(34,261)	(1,141)	5,693

Net Cash Used in Operating Activities	(36,151)	(13,036)	(117,933)

Financing Activities
Advances from stockholders	38,045	18,644	103,534
Issuance of common stock	0	0	25,000

Net Cash Provided by Financing Activities	38,045	18,644	128,534

Effect of Foreign Currency
Translation on Cash	241	0	(500)

Cash Inflow	2,135	5,608	10,101
Cash, Beginning of Period	7,966	844	0

Cash, End of Period	$10,101	$6,452	$10,101

See notes to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

(U.S. Dollars)

BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's December 31, 2001 Form 10-KSB.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2002 and December 31, 2001 and the results of operations for the three months and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. SUBSEQUENT EVENT

The Company signed an agreement dated July 8, 2002 with White Energy Corp. providing for the Company to acquire approximately 90,000 acres of oil and gas leases in the Northern Powder River Basin of Montana for the purchase price of one million two hundred eighty-six thousand one hundred sixty-one dollars ($1,286,161) U.S., plus 100,000 shares of the Company's free trading stock. In accordance with the terms of the agreement, an initial non-refundable deposit of $40,000 U.S. has been paid by the Company following the execution of the agreement. An "Exercise Payment" of eighty-eight thousand six hundred sixteen dollars ($88,616.00) U.S. will be paid following the Company's due diligence procedures.

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

Plan of Operations

As of June 30, 2002, the Company remains in the development stage. It has minimal capital resources presently available to meet its obligations or to continue its efforts to develop its business. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

Over the past 12 months, the Company focused on developing business related to reselling of a product line of miniaturized micro-chips suitable for insertion into inanimate objects or under the skin of animals. The chips are inserted into inanimate objects or under the skin of animals for purposes of positive identification. To develop this business, the Company estimated that it would require approximately $250,000 in the next twelve months to meet overhead (rent, salaries and operational expenses) and to pay expenses connected with marketing (cost of goods sold and purchase of inventory). This includes approximately $50,000 to launch dynamic link relationships with major markets and to produce and circulate brochures and initial advertising announcements, and approximately $200,000 in working capital to cover general overhead and to provide liquidity during the 12-months following launch of its product.

The Company has not been able to raise the funds required for micro-chip sales. There is no assurance, given the uncertain nature of the capital markets, that it will be able to obtain the necessary funds. As a result, the Company has changed its focus and has been looking at other business opportunities and is concentrating on the oil & gas sector.

On July 11, 2002, subsequent to the end of the quarter, Safe ID Corporation signed an agreement with White Energy Corp. of Billings Montana, U.S.A., to acquire oil and gas lease holdings in the Northern Powder River Basin of Montana.

Under the terms of the agreement, Safe ID Corporation advanced $40,000US on July 25, 2002 and a further $88,616US is required to be paid on August 16, 2002. In the event the Company is able to make this payment, it will then contractually own the Interest now held by White Energy (82% NRI). The total purchase price is $1,286,161US plus 100,000 shares. After the initial payments have been made, the payment schedule for subsequent payments begins September 15, 2002 , with the final payment due March 1, 2003. The payments are non-refundable.

Funding must be obtained before the Company can move forward with the project. The Northern Powder River Basin is one of the most prolific hydrocarbon basins in the U.S. - Rocky Mountain Region. Recently, several large U.S. and Canadian independent energy companies have acquired lease positions in the greater area, targeting shallow gas and deeper oil formations. The White leasehold consists of more than 90,000 acres within a 300-square mile area.

Management believes that the property has a great deal of potential. However, to go forward substantial funding must be raised. The first $40,000US payment, which was made to White Energy, was a loan from a shareholder. As of the date of this report, the Company does not have the necessary funds to make the second payment, but it is continuing withits efforts to raise such funds.

The uncertain nature of the market may make it difficult to raise the require capital of $1,286,161US for property payments and to raise additional capital for a work program. There is no assurance that the Company will be able to raise the necessary capital for this project.

At this time, the Company is completing its due diligence on the property, developing a budget and attempting to raise capital.

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

No revenues were received by the Company during the current period. The Company does not expect to generate any revenue until after it has completed significant further development of its proposed micro-chip business, or until it has completed the acquisition of the Powder River Property or another business opportunity. As a result, the Company expects that it will incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibits 99.1 and 99.2, CEO AND CFO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(b) No reports on Form 8-K were filed by the Company for the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safe ID Corporation

By: /S/ MAURIZIO FORIGO

Maurizio Forigo, President and Director

By: /S/ LANCE MORGINN

Lance Morginn, Secretary and Director

Date: August 16, 2002

Exhibit 99.1

SAFE ID CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Safe ID Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurizio Forigo, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/S/ MAURIZIO FORIGO

Maurizio Forigo, President

Date: August 14, 2002

Exhibit 99.2

SAFE ID CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Safe ID Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lance Morginn, Secretary and Director, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /S/ LANCE MORGINN

Lance Morginn, Secretary and Director

Date: August 14, 2002