Form 10QSB
period 2002-09-30
SAFE ID CORP
filed 2002-11-18
CIK 1104120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2002, the following shares of common were outstanding: Common Stock, no par value, 22,584,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SAFE ID CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2002

INDEX TO FINANCIAL STATEMENTS:

Balance Sheets

Statements of Operations

Statements of Stockholders' Deficiency

Statements of Cash Flows

Notes to Financial Statements

SAFE ID CORPORATION

(A Development Stage Company)

Balance Sheets

(Unaudited)

(U.S. Dollars)

	September 30,	December 31,
	2002	2001

Assets

Current
Cash	$4,582	$7,966
Accounts receivable	22,138	20,881

Total Assets	$26,720	$28,847

Liabilities

Current
Accounts payable	$11,266	$39,954

Due to Stockholders	83,535	65,489

Total Liabilities	94,801	105,443

Stockholders' Deficiency

Common Stock, 25,000,000 shares authorized, par value of
$0.001, 22,584,000 (December 31, 2001 - 22,584,000)
shares issued and outstanding	22,584	22,584
Common Share Subscriptions Received (note 2)	194,980	0
Additional Paid-in Capital	33,416	33,416
Deficit Accumulated During the Development Stage	(317,460)	(131,855)
Accumulated Other Comprehensive Loss	(1,601)	(741)

Total Stockholders' Deficiency	(68,081)	(76,596)

Total Liabilities and Stockholders' Deficiency	$26,720	$28,847

See notes to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Operations

(Unaudited)

(U.S. Dollars)

June 27, 1996
Nine Months	(Inception) to
Three Months Ended September	Ended September 30,	September
	2002	2001	2002	2001	2002

Sales	$0	$9,750	$0	$21,490	$21,490
Cost of Sales	0	7,375	0	16,555	16,555

Gross Profit	0	2,375	0	4,935	4,935

Operating Expenses
Oil and gas property
expenditure (note 3)	128,616	0	128,616	0	128,616
Professional
fees	7,185	2,788	5,081	13,292	78,540
Selling and
administrative	6,344	1,714	8,002	2,484	17,255
Rent	1,027	737	2,294	2,178	9,886
Bank charges
and interest, net	(141)	53	(1,197)	168	(800)
Consulting	29,235	0	29,635	973	70,095
Travel	13,174	0	13,174	652	18,803

	185,440	5,292	185,605	19,747	322,395

Net Loss for
Period	$(185,440)	$(2,917)	$(185,605)	$(14,812)	$(317,460)

Net Loss Per
Share	$(0.01)	$0.00	$(0.01)	$0.00	$0.00

Weighted Average
Number
of Shares
Outstanding	22,584,000	22,584,000	22,584,000	22,718,857

See notes to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Stockholders' Deficiency

(Unaudited)

(U.S. Dollars)

						Deficit
						Accumulated	Total
	Common	Common		Additional	Other	During the	Stockholders'
	Stock	Stock		Paid-in	Comprehensive	Development	Equity
	Number	Amount		Capital	Loss	Stage	(Deficiency)

Balance, June 27, 1996	0	$0	$0	$0	$0	$0	$0
Common Stock Issued
for Services	6,000,000	6,000	0	(5,000)	0	0	1,000
Net Loss, June 27, 1996
to December 31, 1996	0	0	0	0	0	(1,000)	(1,000)

Balance, December 31, 1996	6,000,000	6,000	0	(5,000)	0	(1,000)	0
Net Loss, Year Ended
December 31, 1997	0	0	0	0	0	0	0

Balance, December 31, 1997	6,000,000	6,000	0	(5,000)	0		0
Net Loss, Year Ended
December 31, 1998	0	0	0	0	0	(350)	(350)

Balance, December 31, 1998	6,000,000	6,000	0	(5,000)	0	(1,350)	(350)
Common Stock Issued
For services	9,000,000	9,000	0	21,000	0	0	30,000
For cash	9,000,000	9,000	0	21,000	0	0	30,000
Net Loss, Year Ended
December 31, 1999	0	0	0	0	0	(51,861)	(51,861)
Share Issue Costs	0	0	0	(5,000)	0	0	(5,000)

Balance, December 31, 1999	24,000,000	24,000	0	32,000	0	(53,211)	2,789
Net Loss, Year Ended
December 31, 2000	0	0	0	0	0	(49,217)	(49,217)

Balance, December 31, 2000	24,000,000	24,000	0	32,000	0	(102,428)	(46,428)
Common Stock Repurchases	(1,416,000)	(1,416)	0	1,416	0	0	0
Foreign Currency Translation	0	0	0	0	(741)	0	(741)
Net Loss, Year Ended
December 31, 2001	0	0	0	0	0	(29,427)	(29,427)

Balance, December 31, 2001	22,584,000	22,584	0	33,416	(741)	(131,855)	(76,596)
Common Share Subscription
Received			$194,980				$194,980
Foreign Currency Translation	0	0	0	0	(860)	0	(860)
Net Loss, Period Ended
September 30, 2002	0	0	0	0	0	(185,605)	(185,605)

Balance,
September 30, 2002	22,584,000	22,584	194,980	33,416	(1,601)	(317,460)	(68,081)

See notes to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

(U.S. Dollars)

June 27,1996
Three Months	Nine Months	(Inception)
Ended September 30,	Ended September 30,	to September 30,
	2002	2001	2002		2002

Operating Activities
Net loss	$(185,440)	$(2,917)	$(185,605)	$(14,812)	$(317,460)
Adjustment to reconcile net loss
to net cash used by operating
activities
Resource expenditure paid for with
subscription of common stock	40,000	0	40,000	0	40,000
Issuance of common stock
for payment of services	0	0	0	0	31,000

Changes in Non-Cash Working Capital
Accounts payable	5,573	(912)	(28,688)	(2,053)	11,266
Note receivable	468	(2,438)	(1,257)	(2,438)	(22,138)

Net Cash Used In Operating Activities	(139,399)	(6,267)	(175,550)	(19,303)	(257,332)

Financing Activities
Advances from stockholders	(19,999)	1,600	18,046	20,244	83,535
Issuance of common stock	0	0	0	0	25,000
Subscriptions received	154,980	0	154,980	0	154,980

Net Cash Provided by Financing Activities	134,981	1,600	173,026	20,244	263,515

Effect of Foreign Currency
Translation on Cash	(1,101)	0	(860)	0	(1,601)

Cash Inflow (Outflow)	(5,519)	(4,667)	(3,384)	941	4,582
Cash, Beginning of Period	10,101	6,452	7,966	844	0

Cash, End of Period	$4,582	$1,785	$4,582	$1,785	$4,582

See notes to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

(U.S. Dollars)

1.BASIS OF PRESENTATION

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 2002 and December 31, 2001 and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.COMMON SHARE SUBSCRIPTION RECEIVED

During the quarter, the Company received $40,000 U.S. as a loan to pay for the initial deposits required under the terms of the Agreement for Sale and Purchase of Prospect and Leases and the Company agreed to issue $40,000 U.S. of shares of common stock to settle the loan. In addition, the Company received $144,980 U.S. for issuance of 916,666 units, each unit consisting of one share of common stock and one stock purchase warrant at a total value of $205,000 U.S. The warrants are exercisable at $0.24 within two years from the date the related shares are issued. As of September 30, 2002, none of these shares and warrants have been issued.

3.RESOURCE EXPENDITURES

The Company signed an agreement dated July 8, 2002 with White Energy Corp. ("White") providing for the Company to acquire oil and gas lease holdings ("the Leases") in the Northern Powder River Basin of Montana. Under the terms of the Agreement, the total purchase price for acquisition of an 82% Net Revenue Interest in the "Prospect" which covers approximately 80,291 net acres is $1,286,161 U.S. plus 100,000 shares of the Company's common stock.

As of September 30, 2002, the Company has paid a total of $128,616 U.S. cash to White and contractually owns 100% of the interest in the leases while White at the same time reserves an Overriding Royalty Interest in the Leases, resulting in the delivery of an 82% Net Revenue interest to the Company. Title to the Leases will not be transferred until the balance of the payments has been made. The Company and White are currently negotiating a new schedule for the balance of the payment.

In addition to the need to raise the capital to make the required property payments under the Agreement, the Company will also need to raise capital for a drilling program on the property, which it estimates will cost approximately $3,000,000 U.S. After the Company assumes the full title on the Leases, it will be responsible for making annual rental payments to the property owners. Management is continuing with its efforts to raise the necessary capital for this project. However, there is no assurance that the Company will be able to raise the necessary capital either to complete the purchase of the Prospect or to proceed with a drilling program on the Prospect.

In the event the Company defaults on any of its payments with respect to the Purchase Price to White, White will provide written notice to the Company of such default. Should the Company fail to cure the default within fourteen days after receipt of the notice, the Company shall immediately forfeit its entire interest in the Prospect and the Leases, unless both the Company and White agree otherwise.

White and the Company will enter into an Area of Mutual Agreement wherein White will reserve unto itself or be assigned by the Company, a two percent (2%) Overriding Royalty Interest on subsequently acquired leases within the defined geographical area within the agreement.

There is a civil action concerning the proper discharge of water from coal bed methane wells, which names White Energy Corp. and eight federal oil and gas leases in which White owns an interest. These leases comprise a total of approximately 1,560 net acres. In the event this civil case is not settled, or in the event any of these eight federal leases are not released from the civil action by December 15, 2002, the Company shall have the option to either retain these leases under the Agreement subject to the Civil Case, or elect not to purchase these leases under the context of this Agreement, and the "Purchase Price" described in the Agreement will be reduced accordingly.

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

Plan of Operations

As of September 30, 2002, the Company remains in the development stage. It has minimal capital resources presently available to meet its obligations or to continue its efforts to develop its business. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

Until June 30, 2002, the Company focused on developing business related to reselling of a product line of miniaturized micro-chips suitable for insertion into inanimate objects or under the skin of animals. The chips are inserted into inanimate objects or under the skin of animals for purposes of positive identification. To develop this business, the Company estimated that it would require approximately $250,000 in the next twelve months to meet overhead (rent, salaries and operational expenses) and to pay expenses connected with marketing (cost of goods sold and purchase of inventory). This includes approximately $50,000 to launch dynamic link relationships with major markets and to produce and circulate brochures and initial advertising announcements, and approximately $200,000 in working capital to cover general overhead and to provide liquidity during the 12-months following launch of its product.

The Company was not able to raise the funds required for micro-chip sales. There is no assurance, given the uncertain nature of the capital markets, that it will be able to obtain the necessary funds. As a result, the Company has changed its focus and has been looking at other business opportunities and is concentrating on the oil & gas sector.

On July 11, 2002,Safe ID Corporation signed an agreement with White Energy Corp. of Billings Montana, U.S.A., to acquire approximately 91,771 acres of oil and gas lease holdings in the Northern Powder River Basin of Montana.

To date, the Company has made non-refundable payments totalling $128,616 US (the "Exercise Payment") to White Energy Corp. These payment allows the Company to now enter into agreements to develop the property subject to the approval of White Energy Corp. However, under the terms of the agreement, the total purchase price is $1,286,161 U.S., plus 100,000 shares of the Company's common stock, and title to the Leases will not be transferred until the balance of the payments has been made.

The agreement also requires that the Company reimburse White Energy Corp. for the lease payments that come due each quarter. Lease payments totallling $41,702 U.S. are past due as of the date of this report and owed by the Company to White Energy Corp. In addition, the initial property payment of $300,000 U.S. due September 15, 2002 has not been paid. The Company is currently in default on both of these payments. White Energy Corp. has expressed a willingness to re-negotiate the terms of the payment schedule and has given the Company until December 6, 2002 to make an acceptable proposal. There is no assurance that the Company will be able to make a proposal which will be acceptable to White Energy Corp., but it is the intent of management to attempt to reach a new agreement if it can obtain additional capital, or a commitment for additional capital before December 6, 2002.

Although the Company has raised $165,000 U.S., additional funding must be obtained before the Company can move forward with the project. The Northern Powder River Basin is one of the most prolific hydrocarbon basins in the U.S. - Rocky Mountain Region. Recently, several large U.S. and Canadian independent energy companies have acquired lease positions in the greater area, targeting shallow gas and deeper oil formations. The White leasehold consists of more than 90,000 acres within a 300-square mile area.

As part of its due diligence, the Company is currently reviewing a status report on all of the White Energy Corp. leases. The report was obtained from Crowley, Haughey, Hanson, Toole & Dietrich, Attorneys at Law of Billings, Montana.

Management believes that the property has a great deal of potential. However, to go forward, substantial funding must be raised.

The uncertain nature of the market may make it difficult to raise the required capital of $1,286,161US for property payments and to raise additional capital for a work program. There is no assurance that the Company will be able to raise the necessary capital for this project.

At this time, the Company is continuing with its due diligence on the property, developing a budget and attempting to raise capital.

In addition to continuing its efforts to develop a business or acquire a business opportunity, the Company's plan of operations during the next twelve months also includes continuing to comply with its periodical reporting requirements under the Securities Exchange Act of 1934. The Company estimates that it will require a minimum of approximately $5,000 in additional capital during the next twelve months for this purpose. Although the Company has no agreement in place with its shareholders or other persons to provide capital or to pay expenses on its behalf, in the past, shareholders have provided loans to the Company so that it could meet its reporting obligations.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibits 99.1 and 99.2, CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(b) Two current reports on Form 8-K were filed with the U.S. Securities and Exchange Commission for the quarter ended September 30, 2002 on August 21, 2002 and September 19, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE ID CORPORATION

By: /S/ MAURIZIO FORIGO

Maurizio Forigo, President and a Director

By: /S/ LANCE MORGINN

Jack D. MacDonald, Chief Financial Officer and a Director

Date: November 14, 2002

Exhibit 99.1

SAFE ID CORPORATION

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Maurizio Forigo, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Safe ID Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By: /S/ MAURIZIO FORIGO Maurizio Forigo, President and Director

Exhibit 99.2

SAFE ID CORPORATION

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jack D. MacDonald, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Safe ID Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:/S/ JACK D. MACDONALD Jack D. MacDonald, Chief Financial Officer and Director