Form 10KSB
period 2002-12-31
SAFE ID CORP
filed 2003-03-27
CIK 1104120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002.

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

Common Stock, $0.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $ 0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $1,491,920 based upon bid price of $0.0850 per share.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,204,000 as of March 7, 2003.

Documents incorporated by reference.

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

Transitional Small Business Disclosure format (Check one): Yes: ___ ; No X

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The Company was incorporated under the laws of the State of Nevada on June 27, 1996, under the name of Inter N.Corporation. In August of 1999, Inter N.Corporation changed its name to Safe ID Corporation to reflect its new business focus. Since that time, the Company has been attempting to raise funds for this business. The product line contemplated was miniaturized microchip technology for insertion into inanimate objects or injection under the skin of animals. The chips provide positive identification of personal possessions such as cameras, bicycles, boats, cars, skis, paintings and clothes using unique codes with billions of available combinations. The electronic product line includes a variety of radio frequency micro-chips or "tags," portable readers, stationary readers and micro-chip injecting devices.

To date, the Company has not been able to raise the funds required for the micro-chip sales. There is no assurance, given the uncertain nature of the capital markets, that it will be able to obtain the necessary funds. As a result, the Company has again changed its focus, looking at other business opportunities in oil and gas sector.

In July 2002, Safe ID Corporation signed an agreement with White Energy Corp. of Billings Montana, U.S.A., to acquire approximately 91,771 acres of oil and gas lease holdings in the Northern Powder River Basin of Montana. Subsequent to December 31, 2002, this agreement expired. However, the Company has had continuing discussion withWhite Energy Corp. concerning possible renegotiation.

The Company has no employees.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company rents an executive office in Calgary Alberta, Canada.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is currently traded under the symbol "MYID." These securities are quoted in the over-the-counter market, and began trading in January of 2001. The following table sets forth the high and low closing bid prices for the Company's common stock as reported on the Bulletin Board for the periods indicated.

Fiscal Year 2001	High	Low
First Quarter	.875	.45
Second Quarter	.875	.75
Third Quarter	.55	.15
Fourth Quarter	.45	.25

Fiscal Year 2002	High	Low
First Quarter	.51	.28
Second Quarter	.76	.20
Third Quarter	.45	.16
Fourth Quarter	.43	.16

The closing bid price of the Company's common stock as reported on the Over-the- Counter Bulletin Board on March 11, 2003 was $0.0850 per share. The prices presented are bid prices which represent prices between broker-dealers and don't include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions. These securities are currently held of record by a total of approximately 34 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future. Income will be retained for the development and expansion of the Company's business. Dividend policy for the future is subject to the discretion of the Board of Directors, and will depend upon a number of factors, including earnings, debt service, capital requirements, business conditions and other factors that the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Name and Address of Holder	Date	Shares of Common Stock Sold	Aggregate Purchase Price
Turret Holdings, Inc. PO Box N8318 Nassau, Bahamas	8/8/2002	333,333	$ 40,000 (1)
Microtech Industries, Inc. Upglebe, Crossfields, Nether Compton Sherborne, Dorset England DT9 4RE	8/26/2002	916,667	$ 165,000 (1)

(1) The Company received $40,000 as a loan to pay for the initial deposits required under the terms of the Agreement for Sale and Purchase of Prospect and Leases and the Company agreed to issue 333,333 shares of common stock at a price of $0.12 per share to settle the loan. In addition, the Company received $165,000 for issuance of 916,667 units at a price of $0.18 per unit. Each unit consists of one share of common stock and one stock purchase warrant. The warrants are exercisable at $0.24 within two years from the date the related shares are issued. As of December 31, 2002, none of these shares and warrants have been issued.

These securities were sold by the issuer through a private placement. No underwriting discounts or commissions were paid. The shares were issued in reliance upon exemptions from registration under the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects "and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Plan of Operations

As of December 31, 2002, the Company remains in the development stage. It has minimal capital resources presently available to meet its obligations or to continue its efforts to develop its business. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

Until June 30, 2002, the company focused on developing business related to reselling of a product line of miniaturized micro-chips suitable for insertion into inanimate objects or under the skin of animals.

The chips are inserted into inanimate objects or under the skin of animals for purposes of positive identification. To develop this business, the Company estimated that it would require approximately $250,000 in the next twelve months to meet overhead (rent, salaries and operational expenses) and to pay expenses connected with marketing (cost of goods sold and purchase of inventory). This included approximately $50,000 to launch dynamic link relationships with major markets and to produce and circulate brochures and initial advertising announcements, and approximately $200,000 in working capital to cover general overhead and to provide liquidity during the 12-months following launch of its product.

The Company was not able to raise the funds required for micro-chip sales. There is no assurance, given the uncertain nature of the capital markets, that it will be able to obtain the necessary funds. As a result, the Company has changed its focus and has been looking at other business opportunities and since April 17, 2002 has focused on oil and gas leases held by White Energy of Billings, Montana.

In July 2002, Safe ID Corporation signed an agreement with White Energy Corp. of Billings, Montana, U.S.A., to acquire approximately 91,771 acres of oil and gas lease holdings in the Northern Powder River Basin of Montana. The Company has made non-refundable payments totaling $128,616 U.S. to White Energy Corp under the terms of this agreement. The payments secured the property, and contractually, gave the Company a 100% interest. Additional payments totalling $1,157,545 U.S. were due under the original agreement. The Company had various discussions with White Energy about renegotiating the timing and the amount of such payments.

However, the Company was not able to raise the necessary funds (estimated to be $2.5 to $ 3 million) for property and lease payments and an initial drilling commitment. As a result, the agreement signed July 12, 2002 expired on March 1, 2003.

Since the expiration of the initial agreement, the Company has continued to have discussions with White Energy concerning renegotiation of the agreement. Under a revised structure currently being discussed, the Company believes it could sign a new agreement with White Energy and begin limited drilling activities if it could raise approximately $400,000. Although the Company is continuing its efforts to raise money for the project, it has not yet been successful and it does not intend to execute a revised agreement with White Energy unless it has first been able to raise the necessary capital required for initial development of the property.

Given the market conditions, the Company is not optimistic that the funds can be raised for the White Energy project. As a result, at this time the Company is evaluating other projects for the Company and attempting to raise capital.

In addition to continuing its efforts to develop a business or acquire a business opportunity, the Company's plan of operations during the next twelve months also includes continuing to comply with its periodic reporting requirements under the Securities Exchange Act of 1934. The Company estimates that it will require a minimum of approximately $5,000 in additional capital during the next twelve months for this purpose. Although the Company has no agreement in place with its shareholders or other persons to provide capital or to pay expenses on its behalf, in the past, shareholders have provided loans to the Company so that it could meet its reporting obligations.

No revenues were received by the Company during the current period. The Company does not expect to generate any revenue until after it has completed significant further development of its proposed micro-chip business or until it has completed the acquisition of the Powder River Property or another business opportunity. As a result, the Company expects that it will incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

ITEM 7. FINANCIAL STATEMENTS.

See the following pages.

SAFE ID CORPORATION

(A Development Stage Company)

Financial Statements

December 31, 2002 and 2001

(U.S. Dollars)

INDEX
Report of Independent Chartered Accountants
Financial Statements
Balance Sheets
Statements of Operations
Statements of Stockholders' Equity (Deficiency)
Statements of Cash Flows
Notes to Financial Statements

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

OF SAFE ID CORPORATION

We have audited the accompanying balance sheets of Safe ID Corporation (A Development Stage Company) as at December 31, 2002 and 2001 and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three year period ended December 31, 2002 and the cumulative totals for the development stage of operations from June 27, 1996 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Safe ID Corporation from June 27, 1996 (inception) through October 31, 1998 were audited by other auditors whose report dated November 13, 1998, expressed an unqualified opinion on those statements. Our opinion insofar as it relates to the cumulative totals for development stage operations from June 27, 1996 (inception) through October 31, 1998, is based solely on the report of the other auditors.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002 and the cumulative totals for the development stage of operations from June 27, 1996 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going-concern. As discussed in note 3 to the financial statements, the Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has a deficit accumulated during the development stage. Subsequent to December 31, 2002, an agreement with White Energy Corp. to acquire oil and gas lease holdings expired. These factors raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants

Vancouver, Canada

March 3, 2003

SAFE ID CORPORATION

(A Development Stage Company)

Balance Sheets

December 31

(U.S. Dollars)

	2002	2001

Assets

Current
Cash	$7,736	$7,966
Note receivable (note 5)	22,591	20,881

Total Assets	$30,327	$28,847

Liabilities

Current
Accounts payable	$14,387	$39,954
Due to stockholders (note 6)	84,535	65,489

Total Liabilities	98,922	105,443

Stockholders' Equity (Deficiency)

Common Stock, 50,000,000 shares (2001 - 25,000,000) authorized, par value of $0.001 each, 22,584,000 (2001 - 22,584,000) shares issued and outstanding	22,584	22,584

Common Share Subscriptions Received (note 7)	205,000	0
Additional Paid-in Capital	33,416	33,416
Deficit Accumulated During the Development Stage	(328,399)	(131,855)
Accumulated Other Comprehensive Loss	(1,196)	(741)

Total Stockholders' Deficiency	(68,595)	(76,596)

Total Liabilities and Stockholders' Equity	$30,327	$28,847

See notes to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Operations

Years Ended December 31, 2002, 2001, 2000 and from June 27, 1996 (Inception) to December 31, 2002

(U.S. Dollars)

				Period from
				June 27, 1996
				(Inception) to
				December 31,
	2002	2001	2000	2002

Revenue	$0	$21,490	$0	$21,490
Cost of Sales	0	16,555	0	16,555

Gross Profit	0	4,935	0	4,935

Expenses
Oil and gas property
expenditure (note 8)	128,616	0	0	128,616
Consulting (note 9)	29,635	3,606	988	70,095
Travel	16,174	653	0	21,803
Selling and
administrative	11,052	3,148	2,370	20,305
Professional fees	9,087	23,824	42,735	82,546
Rent (note 9)	3,060	2,940	2,981	10,652
Bank charges and
interest, net	(1,080)	191	143	(683)

Total Expenses	196,544	34,362	49,217	333,334

Net Loss	$(196,544)	$(29,427)	$(49,217)	$(328,399)

Net Loss Per Share	$ (0.0087)	$ (0.0013)	$ (0.0021)

Weighted Average
Number of Shares
Outstanding	22,584,000	22,684,866	24,000,000

See notes to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Stockholders' Equity (Deficiency)

Years Ended December 31, 2002, 2001, 2000 and from June 27, 1996 (Inception) to December 31, 2002

(U.S. Dollars)

	Common Stock Number	Common Stock Amount	Common stock Subscribed Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)
Balance June 27, 1996	0	$0	$0	$0	$0	$0	$0
Common Stock Issued
For services (note 10 (a))	6,000,000	6,000	0	(5,000)	0	0	1,000
Net Loss, June 27, 1996
to December 31, 1996	0	0	0	0	0	(1,000)	(1,000)

Balance December 31, 1996	6,000,000	6,000	0	(5,000)	0	(1,000)	0
Net Loss, Year Ended
December 31, 1997	0	0	0	0	0	0	0

Balance, December 31, 1997	6,000,000	6,000	0	(5,000)	0	(1,000)	0
Net Loss, Year Ended
December 31, 1998	0	0	0	0	0	(350)	(350)

Balance, December 31, 1998	6,000,000	6,000	0	(500)	0	(1,350)	(350)
Common Stock Issued
For intellectual property
(note 10(b))	9,000,000	9,000	0	21,000	0	0	30,000
For cash (note 10(c))	9,000,000	9,000	0	21,000	0	0	30,000
Net Loss, Year Ended
December 31, 1999	0	0	0	0	0	(51,861)	(51,861)
Share Issue Costs	0	0	0	(5,000)	0	0	(5,000)

Balance, December 31, 1999	24,000,000	24,000	0	32,000	0	(53,211)	2,789
Net Loss, Year Ended
December 31, 2000	0	0	0	0	0	(49,217)	(49,217)

Balance, December 31, 2000	24,000,000	24,000	0	32,000	0	(102,428)	(46,428)
Common Stock Repurchases	(1,416,000)	(1,416)	0	1,416	0	0	0
(note 10(e))
Foreign Currency Translation	0	0	0	0	(741)	0	(741)
Net Loss, Year Ended
December 31, 2001	0	0	0	0	0	(29,427)	(29,427)

Balance, December 31, 2001	22,584,000	22,584	0	33,416	(741)	(131,855)	(76,596)
Common Share Subscription
Received	0	0	205,000	0	0	0	205,000
Foreign Currency Translation	0	0	0	0	(455)	0	(455)
Net Loss, Year Ended
December 31, 2002	0	0	0	0	0	(196,544)	(196,544)
Balance,
December 31, 2002	22,584,000	$22,584	$205,000	$33,416	$(1,196)	$(328,399)	$(68,595)

See notes to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Cash Flows

Years Ended December 31, 2002, 2001, 2000 and from June 27, 1996 (Inception) to December 31, 2002

(U.S. Dollars)

	2002	2001	2000	Period from June 27, 1996 (Inception) to December 31, 2002
Operating Activities
Net Loss	$(196,544)	$(29,427)	$(49,217)	$(328,399)
Adjustment to reconcile net loss
to cash used in operating activities
Issuance of common stock for payment
of services and intellectual property	0	0	0	3,100

Changes in Non-Cash Working Capital
Prepaid expense	0	0	5,600	0
Accounts payable	(25,567)	15	34,700	14,387
Cash Used in Operating Activities	(222,111)	(29,412)	(8,917)	(283,012)
Investing Activity
Note receivable advance	(1,665)	(21,008)	0	(22,673)

Financing Activities
Subscriptions Received	165,000	0	0	165,000
Loan received	40,000	0	0	40,000
Advances from stockholders	19,046	58,156	6,983	84,535
Issuance of common stock	0	0	0	25,000
Cash provided by financing activities	224,046	58,156	6,983	314,535
Effects of Foreign Currency Translation on Cash	(500)	(614)	0	(1,114)
Cash Inflow (Outflow)	(230)	7,122	(1,934)	7,736
Cash, Beginning of Period	7,966	844	2,778	0

Cash, End of Period	$7,736	$7,966	$844	$7,736

Supplemental Disclosure for Non-Cash Transactions
Subscription of common stock for repayment
of loan	$40,000	$0	$0	$40,000
Issuance of common stock for payment of
services and intellectual property	$0	$0	$0	$31,000

See notes to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Notes to Financial Statements

Years Ended December 31, 2002, 2001, 2000 and from June 27, 1996 (Inception) to December 31, 2002

(U.S. Dollars)

____________________________________________________________________________

1. ORGANIZATION OF COMPANY

The Company was incorporated on June 27, 1996 under the laws of the State of Nevada as Inter N. Corporation. The Company changed its name to Safe ID Corporation on September 20, 2000. The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. The Company's head office is located in Calgary, Canada.

2. OPERATIONS

The Company switched the focus of its business activities from microchip importing to oil and gas resource ventures during the year 2002. Management has not discarded the microchip importing business at this time.

3. GOING CONCERN

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

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has a deficit accumulated during the development stage of $328,399 (2001 - $131,855). Subsequent to December 31, 2002, an agreement with White Energy Corp. to acquire oil and gas lease holdings expired. These factors raise doubt about the Company's ability to continue as a going concern which is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

The Company has raised capital of $336,000 through 4 private placements, of which two were completed subsequent to the year-end (note 13(a) and (b)). The Company is currently placing its efforts on raising capital to complete its agreement relating to the Powder River Leases (note 8). It is believed the oil and gas venture may be an excellent investment as a result of the current increases in the price of gas. If there is insufficient funding available to pay off the Powder River Leases or there is a problem with the Leases, the Company will default on the deal at that time.

4. SIGNIFICANT ACCOUNTING POLICIES

(a) Loss per share

Loss per share computations are based on the weighted average number of common shares outstanding during the year.

(b) Foreign currency translation

Amounts recorded in foreign currency are translated into United States dollars as follows:

(i) Monetary assets and liabilities are translated at a rate of exchange in effect at the balance sheet date; and,

(ii) Revenues and expenses, at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency are excluded from net loss for the period and accumulated as a separate component of shareholders' equity (deficiency).

(c) Financial instruments

The Company's financial instruments include cash, note receivable, accounts payable and amounts due to stockholders. It is management's opinion the Company is not exposed to significant interest or currency risk associated with these financial instruments. The Company is exposed to credit risk regarding its note receivable (note 5). The carrying values approximate the fair values of these financial instruments except the note receivable.

(d) Use of estimates

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

5. NOTE RECEIVABLE

The 8% note receivable from Advanced ID Corp(formerly known as Avid Canada) was initially due June 17, 2002 when the loan plus interest would be paid in full. The Company and Advanced ID Corp are currently negotiating the loan settlement option due to Advanced ID Corp's lack of ability to make the full payment. It is unlikely the Company will receive the cash payment in the short term (note 13(c)).

6. DUE TO STOCKHOLDERS

Amounts due to stockholders represent advances from directors and stockholders of the Company. These amounts are without interest or stated terms of repayment.

7. COMMON SHARE SUBSCRIPTION RECEIVED

The Company received $40,000 as a loan to pay for the initial deposits required under the terms of the Agreement for Sale and Purchase of Prospect and Leases and the Company agreed to issue 333,333 shares of common stock at a price of $0.12 per share to settle the loan. In addition, the Company received $165,000 for issuance of 916,667 units at a price of $0.18 per unit. Each unit consists of one share of common stock and one stock purchase warrant. The warrants are exercisable at $0.24 within two years from the date the related shares are issued (note 13(d)).

8. RESOURCE EXPENDITURES

Pursuant to an agreement in July 2002 with White Energy Corp. ("White") providing for the Company to acquire oil and gas lease holdings (the "Leases") in the Northern Powder River Basin of Montana. Under the terms of the Agreement, the total Purchase Price for acquisition of an 82% Net Revenue Interest in the land which covers approximately 91,771 acres (the "Prospect") is $1,286,161 plus 100,000 shares of the Company's common stock (the "Purchase Price").

As of December 31, 2002, the Company has paid a total of $128,616 cash to White and contractually owns 100% of the interest in the Leases while White at the same time reserves an Overriding Royalty Interest in the Leases, resulting in the delivery of an 82% Net Revenue interest to the Company. Title to the Leases will not be transferred until the balance of the payments has been made (note 13(e)).

Subsequent to December 31, 2002, this purchase agreement expired.

9. RELATED PARTY TRANSACTIONS

During 2002, the Company paid consulting fees of $13,329 (2001 - $3,606; 2000 - $988) and rent of $3,060 (2001 - $2,940; 2000 - $2,981) to directors or Companies with a common director.

10. EQUITY TRANSACTIONS

(a) On June 30, 1996, the Company issued 6,000,000 shares of common stock with a par value of $0.001 each for administrative services valued at $1,000.

(b) On July 23, 1999, the Company issued 9,000,000 shares of common stock with a par value of $0.001 each for intellectual property valued at $7,500. Additional compensation of $22,500 has been recorded to reflect the fair value of the common shares issued. Fair value has been determined as equal to the proceeds received in a subsequent private placement of an equal number of shares on September 1, 2000.

(c) On September 1, 1999, 9,000,000 shares of common stock with a par value of $0.001 each were issued for $30,000 cash, less share issue costs of $5,000 for net cash proceeds of $25,000.

(d) The Company effected a 2,000-for-1 stock split on October 12, 1999 and a 3-for-1 stock split on September 20, 2000. All share amounts included in these financial statements have been adjusted to reflect the effect of the stock splits.

(e) On January 26, 2001, the Company repurchased 1,416,000 shares of common stock at no cost and returned the shares into the Company's unissued common stock.

11. INCOME TAXES

A provision for income taxes for the years ended December 31, 2002, 2001, 2000 and 1999 has not been recognized as the Company had operating losses for both tax and financial reporting purposes. Due to the uncertainty surrounding the timing of realizing the benefits of its favourable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its net future tax asset.

The Company has operating losses which may be carried forward to apply against future years' income for U.S. income tax purposes. The tax effect has not been recorded in the financial statements. These expire as follows:

Available to	Amount

2016	$1,000
2018	350
2019	51,650
2020	49,000
2021	29,400
2022	195,500

$326,900

12. COMPREHENSIVE LOSS

Period from
				June 27, 1996
	Year Ended	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,	December 31,
	2002	2001	2000	2002

Net loss	$(196,544)	$(29,427)	$(49,217)	$(328,399)
Other comprehensive loss	(455)	(741)	0	(1,196)

	(196,999)	(30,168)	$(49,217)	$(329,595)

13. SUBSEQUENT EVENTS

(a) On February 17, 2003, the Company entered into a private placement acknowledging a subscription of 250,000 shares for which $25,000 was received in January 2003. These shares were issued on February 24, 2003.

(b) On February 26, 2003, the Company agreed to convert a loan of $96,000 plus $10,000 interest to a subscription of 2,120,000 shares.

(c) The Company is negotiating with Advanced ID Corp. to accept stock in lieu of cash in settlement for the loan outstanding.

(d) On February 24, 2003, the Company issued 1,250,000 shares subscribed in 2002 (note 7).

(e) Subsequent to December 31, 2002, the purchase agreement with White expired. The Company and White are currently negotiating a new payment schedule for the balance of $1,157,545 relating to oil and gas lease in Montana.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We are a Nevada company with our offices in Canada. Our auditing firm is Smythe Ratcliffe, Chartered Accountants, of Canada. Smythe Ratcliffe is a member of PKF International Ltd., an international association of independent accounting firms. Our financial statements have been prepared in accordance with US GAAP. We have not had, and do not expect to have disagreements of any kind with our auditor as to any item or matter. However, management has determined that the best interests of the Company would be better served by developing a relationship with a United States auditing firm in the future. No action has been taken with respect to such a change as of the filing of this report. We would expect to announce any such change promptly, in accordance with current reporting rules.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Maurizio Forigo	37	President and CEO since September 1999
Jack D. MacDonald	73	Secretary / Treasurer and CFO since September 2002

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

Maurizio Forigo.

Maurizio Forigo has an extensive business background in both public and private companies. His experience includes raising capital, negotiating strategic alliances, marketing strategies, directing hardware/software development and resource allocation necessary to bring emerging technologies to market. He was a former national sales coordinator and key account manager for publishers of legal and tax information. He has over nine years experience in sales, marketing, management, strategic planning and organizational development.

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

Jack D. MacDonald.

Mr. MacDonald was a director of Global Media from November 1997 to October 2002. He was also Chairman of its audit and compensation committees. Mr. MacDonald was a director of TKO Resources, Inc., a publicly traded mining exploration company located in Vancouver, B.C., from May 1996 to September 1997. From May 1990 to October 1996 he was the President, CEO and a director of Salus Resources Corp. and of its predecessor Arapahoe Mining Corp., a publicly traded mining exploration company located in Vancouver, B.C.

Compliance With Section 16(a) of the Exchange Act.

The Company's officers, directors and 10% owners have each filed an Annual Statement of Changes in Beneficial Ownership on Form 5.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Maurizio Forigo (1) Suite B3, 1700 Varsity Estates Drive NW Calgary, Alberta T3B-2W9	6,000,000	22.9%
Jack D. MacDonald (1) Suite B3, 1700 Varsity Estates Drive NW Calgary, Alberta T3B	0	0
Lance Morginn 3248 W. 1st Ave. Vancouver, B.C. V6K 1H5	1,900,000	7.3%
Charles Malette (2) 1550 35th Ave. W. Vancouver, B.C. V6M 1H2	2,652,000	10.1%
All officers and directors as a group (2):	6,000,000	22.9%

(1) The person listed is an officer or director, or both.

(2) Mr. Malette is the President of Diamond Investment Exchange, which owns 1,170,000 shares, and thereby claims beneficial ownership of an additional 1,170,000 shares bringing his total percentage interest in the company to 10.1%.

There are currently no arrangements pending which would result in a change in control of the issuer.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2002, the Company paid consulting fees of $13,329 (2001 - $3,606; 2000 - $988) and rent of $3,060 (2001 - $2,940; 2000 - $2,981) to directors or Companies with a common director.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The Exhibits listed below are incorporated by reference.

3.1 Articles of Incorporation (incorporated by reference from annual report on Form 10-SB filed with the Securities and Exchange Commission on March 6, 2000).

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 6, 2000).

4.1 Specimen Stock Certificate (incorporated by from Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2002.).

  Exhibits 99.1 and 99.2, CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(b) A current report on Form 8-K was filed by the Company with the Securities and Exchange Commission on September 19, 2002, to announce the resignation of one director and the appointment of a new director.

ITEM 14. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE ID CORPORATION

By: /S/ MAURIZIO FORIGO

Maurizio Forigo, President and a Director

By: /S/ JACK D. MACDONALD

Jack D. MacDonald, Chief Financial Officer and a Director

Date: March 26, 2003

Exhibit 99.1

SAFE ID CORPORATION

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Maurizio Forigo, certify that:

1. I have reviewed this annual report on Form 10-KSB of Safe ID Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By: /S/ MAURIZIO FORIGO Maurizio Forigo, President and Director

Exhibit 99.2

SAFE ID CORPORATION

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jack D. MacDonald, certify that:

1. I have reviewed this annual report on Form 10-KSB of Safe ID Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:/S/ JACK D. MACDONALD Jack D. MacDonald, Chief Financial Officer and Director