Form 10QSB
period 2003-03-31
SAFE ID CORP
filed 2003-05-15
CIK 1104120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2003, the following shares of common were outstanding: Common Stock, no par value, 26,204,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended March 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SAFE ID CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2003

INDEX TO FINANCIAL STATEMENTS:

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity (Deficiency)

Statements of Cash Flows

Notes to Financial Statements

SAFE ID CORPORATION

(A Development Stage Company)

Balance Sheets

(Unaudited)

(U.S. Dollars)

	March 31,	December 31,
	2003	2002

Assets

Current
Cash	$12,654	$7,736
Due from stockholders	15,465	0
Note receivable	24,730	22,591

Total Assets	$52,849	$30,327

Liabilities

Current
Accounts payable	$8,668	$14,387
Due to stockholders	0	84,535

Total Liabilities	8,668	98,922

Stockholders' Equity (Deficiency)

Common Stock, 50,000,000 shares authorized, par value of $0.001,
26,204,000 (2002 - 22,584,000) shares issued and outstanding	26,204	22,584
Common Share Subscriptions Received	0	205,000
Additional Paid-In Capital	365,796	33,416
Deficit Accumulated During the Development Stage	(349,871)	(328,399)
Accumulated Other Comprehensive Income (Loss)	2,052	(1,196)

Total Stockholders' Equity (Deficiency)	44,181	(68,595)

Total Liabilities and Stockholders' Equity	$52,849	$30,327

See note to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Operations

(Unaudited)

(U.S. Dollars)

Period From
June 27, 1996
Three Months Ended March 31,	(Inception) to
	2003	2002	March 31, 2003

Revenue	$0	$0	$21,490
Cost of Sales	0	0	16,555

Gross Profit	0	0	4,935

Expenses
Interest and bank charges, net	9,641	141	8,958
Consulting	7,500	400	77,595
Travel	3,681	0	25,484
Selling and administrative	3,613	953	23,918
Rent	797	755	11,449
Oil and gas property expenditures	0	0	128,616
Professional fees (recovery)	(3,760)	0	78,786

	21,472	2,249	354,806

Net Loss for Period	$(21,472)	$(2,249)	$(349,871)

Net Loss Per Share	$ 0.00	$ 0.00

Weighted Average Number
of Shares Outstanding	23,772,889	22,584,000

See note to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Stockholders' Equity (Deficiency)

March 31

(U.S. Dollars)

						Deficit
					Accumulated	Accumulated	Total
	Common	Common	Common Stock	Additional	Other	During the	Stockholders'
	Stock	Stock	Subscribed	Paid-in	Comprehensive	Development	Equity
	Number	Amount	Amount	Capital	Loss	Stage	(Deficiency)

Balance, June 27, 1996	0	$0	$0	$0	$0	$0	$0
Common Stock Issued
For services	6,000,000	6,000	0	(5,000)	0	0	1,000
Net Loss, June 27, 1996
to December 31, 1996	0	0	0	0	0	(1,000)	(1,000)

Balance, December 31, 1996	6,000,000	6,000	0	(5,000)	0	(1,000)	0
Net Loss, Year Ended
December 31, 1997	0	0	0	0	0	0	0

Balance, December 31, 1997	6,000,000	6,000	0	(5,000)	0	(1,000)	0
Net Loss, Year Ended
December 31, 1998	0	0	0	0	0	(350)	(350)

Balance, December 31, 1998	6,000,000	6,000	0	(5,000)	0	(1,350)	(350)
Common Stock Issued
For intellectual
property	9,000,000	9,000	0	21,000	0	0	30,000
For cash	9,000,000	9,000	0	21,000	0	0	30,000
Net Loss, Year Ended
December 31, 1999	0	0	0	0	0	(51,861)	(51,861)
Share Issue Costs	0	0	0	(5,000)	0	0	(5,000)

Balance, December 31, 1999	24,000,000	24,000	0	32,000	0	(53,211)	2,789
Net Loss, Year Ended
December 31, 2000	0	0	0	0	0	(49,217)	(49,217)

Balance, December 31, 2000	24,000,000	24,000	0	32,000	0	(102,428)	(46,428)
Common Stock Repurchases	(1,416,000)	(1,416)	0	1,416	0	0	0
Foreign Currency Translation	0	0	0	0	(741)	0	(741)
Net Loss, Year Ended
December 31, 2001	0	0	0	0	0	(29,427)	(29,427)

Balance, December 31, 2001	22,584,000	22,584	0	33,416	(741)	(131,855)	(76,596)
Common Share Subscription
Received	0	0	205,000	0	0	0	205,000
Foreign Currency Translation	0	0		0	(455)	0	(455)
Net Loss, Year Ended
December 31, 2002	0	0		0	0	(196,544)	(196,544)
Balance,
December 31, 2002	22,584,000	$22,584	$205,000	$33,416	$(1,196)	$(328,399)	$(68,595)

See note to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Stockholders' Equity (Deficiency)

March 31

(U.S. Dollars)

						Deficit
					Accumulated	Accumulated	Total
	Common	Common	Common Stock	Additional	Other	During the	Stockholders'
	Stock	Stock	Subscribed	Paid-in	Comprehensive	Development	Equity
	Number	Amount	Amount	Capital	Loss	Stage	(Deficiency)

Balance,
December 31, 2002	22,584,000	$22,584	$205,000	$33,416	$(1,196)	$(328,399)	$(68,595)
Unaudited Information
Common Stock Issued
For cash	250,000	250	0	24,750	0	0	25,000
For subscriptions received
in prior year	1,250,000	1,250	(205,000)	203,750	0	0	0
For settlement of debt	2,120,000	2,120	0	103,880	0	0	106,000
Foreign currency translation	0	0	0	0	3,248	0	3,248
Net loss, Period ended March 31, 2003	0	0	0	0	0	(21,472)	(21,472)

Balance, March 31, 2003	26,204,000	26,204	0	365,796	2,052	(349,871)	44,181

See note to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

(U.S. Dollars)

Period From
June 27,1996
Three Months Ended March 31,	(Inception) to
	2003	2002	March 31, 2003

Cash Flows from Operating Activities
Net loss	$(21,472)	$(2,249)	$(349,871)
Adjustment to reconcile net loss
to net cash used in operating
activities
Issuance of common stock for payment
of services and intellectual property	0	0	31,000
Accrued interest on note receivable	(2,139)	0	(2,139)
Accrued interest on loan from stockholder	10,000	0	10,000
Unrealized foreign exchange gain	3,029	0	3,029

Changes in Non-Cash Working Capital
Accounts payable	(5,719)	(7,645)	8,668

Net Cash Used In Operating Activities	(16,301)	(9,894)	(299,313)

Investing Activity
Note receivable advance	0	0	(22,673)

Financing Activities
Subscriptions received	0	0	165,000
Loan received	0	0	40,000
Advances from (repayments to) stockholders	(4,000)	2,563	80,535
Issuance of common stock	25,000	0	50,000

Net Cash Provided by Financing Activities	21,000	2,563	335,535

Effect of Foreign Currency Translation on Cash	219	(4)	(895)

Cash Inflow (Outflow)	4,918	(7,335)	12,654
Cash, Beginning of Period	7,736	7,966	0

Cash, End of Period	$12,654	$631	$12,654

Supplementary Disclosure of
Non-Cash Transactions
Issuance of common stock
For debt settlement	$106,000	$0	$106,000
From subscriptions received in prior year	$205,000	$0	$205,000

SAFE ID CORPORATION

(A Development Stage Company)

Note to Financial Statements

March 31, 2003

(U.S. Dollars)

____________________________________________________________________________________________

1. BASIS OF PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statement are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's December 31, 2002 Form 10-SB-12G.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. RESOURCE EXPENDITURES

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

As of March 31, 2003, the Company has paid a total of $128,616 U.S. cash to White and contractually owns 100% of the interest in the leases while White at the same time reserves an Overriding Royalty Interest in the Leases, resulting in the delivery of an 82% Net Revenue interest to the Company. Title to the Leases will not be transferred until the balance of the payments has been made. The Company and White are currently negotiating a new schedule for the balance of the payment.

This purchase agreement expired during this quarter.

3. EQUITY TRANSACTIONS

(a) On February 24, 2003, the Company issued 250,000 shares of common stock with a par value of $0.001 each for $25,000 cash.

(b) On February 24, 2003, the Company issued 333,333 shares of common stock with a par value of $0.001 each from $40,000 of subscriptions received in fiscal 2002. Subscriptions received in fiscal 2002 were used to settle the initial deposits required under the terms of the Agreement for Sale and Purchase of Prospect and Leases.

SAFE ID CORPORATION

(A Development Stage Company)

Note to Financial Statements

(U.S. Dollars)

____________________________________________________________________________________________

3. EQUITY TRANSACTIONS (Continued)

(c) On February 24, 2003, the Company issued 916,667 units from $165,000 of subscriptions received in fiscal 2002. Each unit consists of one share of common stock and one stock purchase warrant. The warrants are exercisable at $0.24 within two years from date of issuance.

(d) On March 7, 2003, the Company issued 2,120,000 shares of common stock with a par value of $0.001 each for settlement of $106,000 debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Plan of Operations

As of March 31, 2003, the Company remains in the development stage. It has minimal capital resources presently available to meet its obligations or to continue its efforts to develop its business. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

Until June 30, 2002, the Company focused on developing business related to reselling of a product line of miniaturized micro-chips suitable for insertion into inanimate objects or under the skin of animals.

The chips are inserted into inanimate objects or under the skin of animals for purposes of positive identification. To develop this business, the Company estimated that it would require approximately $250,000 within a twelve month period to meet overhead (rent, salaries and operational expenses) and to pay expenses connected with marketing (cost of goods sold and purchase of inventory). This included approximately $50,000 to launch dynamic link relationships with major markets and to produce and circulate brochures and initial advertising announcements, and approximately $200,000 in working capital to cover general overhead and to provide liquidity during the 12-months following launch of its product.

The Company was not able to raise the funds required for micro-chip sales. There is no assurance given the uncertain nature of the capital markets, that it will be able to obtain the necessary funds. As a result, the Company changed its focus and has been looking at other business opportunities. Since April 17, 2002 the Company has been trying to raise funds to develop oil and gas leases in Montana.

In July 2002, Safe ID Corporation signed an agreement with White Energy Corp. of Billings, Montana, U.S.A., to acquire approximately 91,771 acres of oil and gas lease holdings in the Northern Powder River Basin of Montana. As of March 31, 2003, the Company has made non-refundable payments totaling $128,616 U.S. to White Energy Corp. under the terms of this agreement. The payments secured the property, and contractually, gave the Company a 100% interest.

However, the Company was not able to raise the necessary funds (estimated to be $2.5 to $3 million) for additional property and lease payments and an initial drilling commitment. As a result, the agreement signed July 12, 2002 expired on March 1, 2003.

Since the expiration of the initial agreement, the Company has continued to have discussions with White Energy concerning renegotiation of the agreement. Although the Company is continuing its efforts to raise money for the project, it has not yet been successful and it does not intend to execute a revised agreement with White Energy unless it has first been able to raise the necessary capital required for initial lease payments and a drilling program.

Given the market conditions, the Company is not optimistic that the funds can be raised for the White Energy project. As a result, at this time the Company is evaluating other projects and attempting to raise capital.

The Company believes that it currently has sufficient funds to allow it to pay the costs associated with filing periodic reports and maintaining its status as a reporting company for the remainder of the 2003 fiscal year. However, it does not have the funds which it believes will be needed to allow it to pursue and develop any business opportunities it may identify. No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings, either with respect to the sale or issuance of additional securities or with respect to other actions it may take to raise additional capital it believes will be needed. Accordingly, there is no assurance that additional funds will be available to the Company to allow it to pursue and develop any business opportunities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibits 99.1 and 99.2, CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(b) No reports on Form 8-K were filed with the U.S. Securities and Exchange Commission for the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE ID CORPORATION

By: /S/ MAURIZIO FORIGO

Maurizio Forigo, President and a Director

By: /S/ JACK D. MACDONALD

Jack D. MacDonald, Chief Financial Officer and a Director

Date: May 15, 2003

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

Date: May 15, 2003	By: /S/ MAURIZIO FORIGO Maurizio Forigo, President and Director

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

Date: May 15, 2003	By:/S/ JACK D. MACDONALD Jack D. MacDonald, Chief Financial Officer and Director