Form 10QSB
period 2003-06-30
SAFE ID CORP
filed 2003-08-15
CIK 1104120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June , 2003, the following shares of common were outstanding: Common Stock, no par value, 26,204,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the six months ended June 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SAFE ID CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended June 30, 2003

INDEX TO FINANCIAL STATEMENTS:

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity (Deficiency)

Statements of Cash Flows

Notes to Financial Statements

SAFE ID CORPORATION

(A Development Stage Company)

Balance Sheets

(Unaudited)

(U.S. Dollars)

	June 30,	December 31,
	2003	2002

Assets

Current
Cash	$9,140	$7,736
Note receivable	27,429	22,591
Due from stockholders	465	0

Total Assets	$37,034	$30,327

Liabilities

Current
Accounts payable	$4,171	$14,387
Due to Stockholders	0	84,535

Total Liabilities	4,171	98,922

Stockholders' Equity (Deficiency)

Common Stock, 50,000,000 shares authorized, par value of $0.001, 26,204,000 (2002 - 22,584,000) shares issued and outstanding	$26,204	$22,584
Common Share Subscription Received	0	205,000
Additional Paid-In Capital	365,796	33,416
Deficit Accumulated During the Development Stage	(363,127)	(328,399)
Accumulated Other Comprehensive Income (Loss)	3,990	(1,196)

Total Stockholders' Equity (Deficiency)	32,863	(68,595)

Total Liabilities and Stockholders' Equity	$37,034	$30,327

See notes to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Operations

(Unaudited)

(U.S. Dollars)

					June 27,
					(Inception)
	Three Months Ended June		Six Months Ended June		to
	2003	2002	2003	2002	June 30,

Sales	$0	$0	$0	$0	$21,490
Cost of Sales	0	0	0	0	16,555

Gross Profit	0	0	0	0	4,935

Operating Expenses
Professional
fees	6,167	(2,104)	2,407	(2,104)	84,953
Consulting	5,715	0	13,215	400	83,310
Rent	576	512	1,373	1,267	12,025
Selling and
administrative	1,247	705	4,860	1,658	25,165
Travel	0	0	3,681	0	25,484
Oil and gas
property	0	0	0	0	128,616
Interest
and
bank charges	(449)	(1,196)	9,192	(1,056)	8,509

	13,256	(2,083)	34,728	165	368,062

Net Income
(Loss) for
Period	$(13,256)	$2,083	$(34,728)	$(165)	$(363,127)

Net Loss Per
Share	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted Average
Number of
Shares
Outstanding	26,204,000	22,584,000	24,988,444	22,584,000

See notes to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Stockholders' Equity (Deficiency)

(U.S. Dollars)

						Deficit
					Accumulated	Accumulated	Total
	Common	Common	Common Stock	Additional		During the	Stockholders'
	Stock	Stock	Subscribed	Paid-in	Other	Development	Equity
	Number	Amount	Amount	Capital	Comprehensive Loss	Stage	(Deficiency)

Balance, June 27, 1996	0	$0	$0	$0	$0	$0	$0
Common Stock Issued
For services	6,000,000	6,000	0	(5,000)	0	0	1,000
Net Loss, June 27, 1996
to December 31, 1996	0	0	0	0	0	(1,000)	(1,000)

Balance, December 31, 1996	6,000,000	6,000	0	(5,000)	0	(1,000)	0
Net Loss, Year Ended
December 31, 1997	0	0	0	0	0	0	0

Balance, December 31, 1997	6,000,000	6,000	0	(5,000)	0	(1,000)	0
Net Loss, Year Ended
December 31, 1998	0	0	0	0	0	(350)	(350)

Balance, December 31, 1998	6,000,000	6,000	0	(5,000)	0	(1,350)	(350)
Common Stock Issued
For intellectual
property	9,000,000	9,000	0	21,000	0	0	30,000
For cash	9,000,000	9,000	0	21,000	0	0	30,000
Net Loss, Year Ended
December 31, 1999	0	0	0	0	0	(51,861)	(51,861)
Share Issue Costs	0	0	0	(5,000)	0	0	(5,000)

Balance, December 31, 1999	24,000,000	24,000	0	32,000	0	(53,211)	2,789
Net Loss, Year Ended
December 31, 2000	0	0	0	0	0	(49,217)	(49,217)

Balance, December 31, 2000	24,000,000	24,000	0	32,000	0	(102,428)	(46,428)
Common Stock Repurchases	(1,416,000)	(1,416)	0	1,416	0	0	0
Foreign Currency Translation	0	0	0	0	(741)	0	(741)
Net Loss, Year Ended
December 31, 2001	0	0	0	0	0	(29,427)	(29,427)

Balance, December 31, 2001	22,584,000	22,584	0	33,416	(741)	(131,855)	(76,596)
Common Share Subscription
Received	0	0	205,000	0	0	0	205,000
Foreign Currency Translation	0	0	0	0	(455)	0	(455)
Net Loss, Year Ended
December 31, 2002	0	0	0	0	0	(196,544)	(196,544)
Balance,
December 31, 2002	22,584,000	$22,584	$205,000	$33,416	$(1,196)	$(328,399)	$(68,595)

See notes to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Stockholders' Equity (Deficiency)

March 31

(U.S. Dollars)

						Deficit
					Accumulated	Accumulated	Total
	Common	Common	Common Stock	Additional	Other	During the	Stockholders'
	Stock	Stock	Subscribed	Paid-in	Comprehensive	Development	Equity
	Number	Amount	Amount	Capital	Income (Loss)	Stage	(Deficiency)

Balance,
December 31, 2002	22,584,000	$22,584	$205,000	$33,416	$(1,196)	$(328,399)	$(68,595)
Unaudited Information
Common Stock Issued
For cash	250,000	250	0	24,750	0	0	25,000
For subscriptions received
in prior year	1,250,000	1,250	(205,000)	203,750	0	0	0
For settlement of debt	2,120,000	2,120	0	103,880	0	0	106,000
Foreign currency translation	0	0	0	0	5,186	0	5,186
Net loss, Period ended June 30,	0	0	0	0	0	(34,728)	(34,728)

Balance, June 30, 2003	26,204,000	26,204	$0	$365,796	3,990	$(363,127)	$32,863

See notes to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

(U.S. Dollars)

			Period From
			June 27,1996
			(Inception)
	Six Months Ended June 30,		to
	2003	2002	June 30, 2003

Operating Activities
Net loss	$(34,728)	$(165)	$(363,127)
Adjustment to reconcile net loss
to net cash used by operating
activities
Issuance of common stock for
payment of services and intellectual
property	0	0	31,000
Accrued interest on note receivable	(909)	0	(909)
Accrued interest on loan from stockholder	10,000	0	10,000
Unrealized foreign exchange gain	448	0	448
Changes in Non-Cash Working Capital
Accounts payable	(10,216)	(34,261)	4,171

Net Cash Used in Operating Activities	(35,405)	(34,426)	(318,417)

Investing Activity
Note receivable advance	0	(1,725)	(22,673)

Financing Activities
Loan received	0	0	40,000
Subscription received	0	0	165,000
Advances from stockholders	11,000	38,045	95,535
Issuance of common stock	25,000	0	50,000

Net Cash Provided by Financing Activities	36,000	38,045	335,535

Effect of Foreign Currency
Translation on Cash	809	241	(305)

Cash Inflow	(1,404)	2,135	9,140
Cash, Beginning of Period	7,736	7,966	0

Cash, End of Period	$9,140	$10,101	$9,140

Supplementary Disclosure of
Non -Cash Transactions
Issuance of common stock
For debt settlement	$106,000	$0	$106,000
From subscriptions received in prior year	$205,000	$0	$205,000

See notes to financial statements.

SAFE ID CORPORATION

(A Development Stage Company)

Notes to Financial Statements

(U.S. Dollars)

June 30, 2003 (unaudited)

_____________________________________________________________________________

1. BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's December 31, 2002 Form 10-KSB.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2003 and December 31, 2002 and the results of its operations for the three months and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

As of June 30, 2003, the Company has paid a total of $128,616 U.S. cash to White and contractually owns 100% of the interest in the leases while White at the same time reserves an Overriding Royalty Interest in the Leases, resulting in the delivery of an 82% Net Revenue interest to the Company. Title to the Leases will not be transferred until the balance of the payments has been made. The Company and White are currently negotiating a new schedule for the balance of the payment.

This purchase agreement expired during the period ended June 30, 2003.

3. EQUITY TRANSACTIONS

(a) In February 2003, the Company issued 250,000 shares of common stock with a par value of $0.001 each for $25,000 cash.

(b) In February 2003, the Company issued 333,333 shares of common stock with a par value of $0.001 each from $40,000 of subscriptions received in fiscal 2002. Subscriptions received in fiscal 2002 were used to settle the initial deposits required under the terms of the Agreement for Sale and Purchase of Prospect and Leases.

(c) In February 2003, the Company issued 916,667 units from $165,000 of subscriptions received in fiscal 2002. Each unit consists of one share of common stock and one stock purchase warrant. The warrants are exercisable at $0.24 within two years from date of issuance.

SAFE ID CORPORATION

(A Development Stage Company)

Notes to Financial Statements

(U.S. Dollars)

June 30, 2003 (unaudited)

_________________________________________________________________________

3. EQUITY TRANSACTIONS (Continued)

(d) In March 2003, the Company issued 2,120,000 shares of common stock with a par value of $0.001 each for settlement of $106,000 debt.

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

Plan of Operations

As of June 30, 2003, the company remains in the development stage. It has minimal capital resources presently available to meet its obligations or to continue its efforts to develop its business. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

Until June 30, 2002, the Company focused on developing business related to reselling of a product line of miniaturized micro-chips suitable for insertion into inanimate objects or under the skin of animals. To develop this business, the Company estimated that it would require approximately $250,000 within a twelve-month period to meet overhead (rent, salaries and operational expenses) and to pay expenses connected with marketing (cost of goods sold and purchase of inventory). This included approximately $50,000 to launch dynamic link relationships with major markets and to produce and circulate brochures and initial advertising announcements, and approximately $200,000 in working capital to cover general overhead and to provide liquidity during the 12-months following launch of its product.

The Company was not able to raise the funds required for micro-chip sales. There is no assurance given the uncertain nature of the capital markets, that it will be able to obtain the necessary funds. The Company changed its focus and has been looking at other business opportunities and will continue to look at other possible business combinations.

In July 2002, Safe ID Corporation signed an agreement with White Energy Corp. of Billings, Montana, U.S.A., to acquire approximately 91,771 acres of oil and gas lease holdings in the Northern Powder River Basin of Montana. The Company made non-refundable payments totaling $128,616 U.S. to White Energy Corp. under the terms of this agreement, in order to secure the property and to contractually acquire a 100% interest in the property. However, the Company was not able to raise the necessary funds (estimated to be $2.5 to $3 million) for additional property and lease payments and an initial drilling commitment. As a result, the agreement signed July 12, 2002 expired on March 1, 2003.

Although the initial agreement expired, the Company continued to have some discussions with White Energy during the second quarter of 2003 concerning the possible renegotiation of the agreement. However, the Company finally concluded that, due to market conditions, it would not be able to raise funds for the White Energy project. As a result, prior to the end of the second quarter of 2003, the Company discontinued further discussions with White Energy and began the process of evaluating other potential projects and considering the feasibility of raising capital for the purpose of completing an acquisition and commencing operations.

Subsequent to the end of the second quarter, on July 14, 2003 the Company signed a letter of intent with Essentially Yours Industries, Inc. ("EYI") of Las Vegas, Nevada. As of the date of filing of this report on Form 10QSB, a definitive agreement has not yet been signed, but the Company is proceeding with efforts to raise the capital which it must raise as a condition precedent to completing the transaction with EYI. Although there is no guarantee that the Company will be able to raise the capital needed to complete the transaction with EYI, the Company believes that improved market conditions may make it possible to do so through a private placement offering of its shares. As a result, the Company currently anticipates that it will execute a definitive agreement with EYI during the third quarter of 2003, and that it will complete a business combination transaction with EYI during the fourth quarter of 2003.

If an agreement is finalized with EYI in accordance with the terms outlined in the letter of intent, it would result in a change of control of the Company by the issuance of over 84,000,000 shares to EYI shareholders in a merger or share exchange transaction.

EYI, Inc., is an 8 year old company that markets an exclusive brand of nutritional supplements through radio, TV, internet, brick and mortar placement and aggressive direct selling. EYI estimates sales at $16,000,000 this year.

The Company believes that it currently has sufficient funds to allow it to pay the costs associated with filing periodic reports and maintaining its status as a reporting company for the remainder of the 2003 fiscal year. However, it does not currently have the funds which will be needed to allow it to pursue the acquisition of EYI or any other business opportunity it may subsequently identify. Accordingly, there is no assurance that it will be able to complete the acquisition of EYI.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(b) Exhibits 99.1 and 99.2, CEO AND CFO CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

(c) No reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE ID CORPORATION

By: /S/ MAURIZIO FORIGO

Maurizio Forigo, President and a Director

By: /S/ JACK D. MACDONALD

Jack D. MacDonald, Chief Financial Officer and a Director

Date: August 15, 2003

CERTIFICATION

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

Date: August 15, 2003	By: /S/ MAURIZIO FORIGO Maurizio Forigo, President and Director

CERTIFICATION

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

Date: August 15, 2003	By:/S/ JACK D. MACDONALD Jack D. MacDonald, Chief Financial Officer and Director

Exhibit 99.1

SAFE ID CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Safe ID Corporation, (the "Company") on Form 10- QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurizio Forigo, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a)or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /S/ MAURIZIO FORIGO

Maurizio Forigo, President and Director

Date: August 15, 2003

Exhibit 99.2

SAFE ID CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Safe ID Corporation, (the "Company") on Form 10- QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack D. MacDonald, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a)or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:/S/ JACK D. MACDONALD

Jack D. MacDonald, Chief Financial Officer and Director

Date: August 15, 2003