Form 10QSB
period 2003-09-30
SAFE ID CORP
filed 2003-11-18
CIK 1104120

UNITED STATES

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2003, the following shares of common were outstanding: Common Stock, no par value, 26,204,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SAFE ID CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended September 30, 2003

INDEX TO FINANCIAL STATEMENTS:

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity (Deficiency)

Statements of Cash Flows

Notes to Financial Statements

SAFE ID CORPORATION
(A Development Stage Company)
Balance Sheets
(Unaudited)
(U.S. Dollars)

	September 30,	December 31,
	2003	2002

Assets

Current
Cash	$ 47,570	$ 7,736
Notes receivable	354,369	22,591
Due from stockholders	465	0

Total Assets	$ 402,404	$ 30,327

Liabilities

Current
Accounts payable	$ 4,911	$ 14,387
Due to Stockholders	0	84,535

Total Liabilities	4,911	98,922

Stockholders' Equity (Deficiency)

Common Stock, 50,000,000 shares authorized, par value of $0.001,	$ 26,204	$ 22,584
$0.001, 26,204,000 (2002 - 22,584,000) shares issued and
outstanding
Common Stock Subscription Received	385,349	205,000
Additional Paid-In Capital	365,796	33,416
Deficit Accumulated During the Development Stage	(383,846)	(328,399)
Accumulated Other Comprehensive Income (Loss)	3,990	(1,196)

Total Stockholders' Equity (Deficiency)	397,493	(68,595)

Total Liabilities and Stockholders' Equity	$ 402,404	$ 30,327

SAFE ID CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)
(U.S. Dollars)

					June 27, 1996
			Nine Months Ended		(Inception)
	Three Months Ended September 30,		September 30,		to
	2003	2002	2003	2002	September 30, 2003

Sales	$ 0	$ 0	$ 0	$ 0	$ 21,490
Cost of Sales	0	0	0	0	16,555

Gross Profit	0	0	0	0	4,935

Operating Expenses
Professional fees	4,586	7,185	6,993	5,081	89,539
Consulting	13,500	29,235	26,715	29,635	96,810
Rent	0	1,027	1,373	2,294	12025
Selling and
administrative	2,878	6,344	7,738	8,002	28,043
Travel	0	13,174	3,681	13,174	25,484
Oil and gas
property expenditures	0	128,616	0	128,616	128,616
Interest and bank charges	(245)	(141)	8,947	(1,197)	8,264

	20,719	185,440	55,447	185,605	388,781

Net Loss for
Period	$ (20,719)	$ (185,440)	$ (55,447)	$ (185,605)	$ (383,846)

Net Loss Per
Share	$ 0.00	$ (0.01)	$ 0.00	$ (0.01)	$ 0.00

Weighted Average
Number of
Shares
Outstanding	26,204,000	22,584,000	25,402,535	22,584,000

SAFE ID CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period from June 27, 1996 (Inception) to September 30, 2003
(U.S. Dollars)

						Deficit
			Common		Accumulated	Accumulated	Total
	Common	Common	Stock	Additional	Other	During the	Stockholders'
	Stock	Stock	Subscribed	Paid-in	Comprehensive	Development	Equity
	Number	Amount	Amount	Capital	Loss	Stage	(Deficiency)

Balance, June 27, 1996	0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Common Stock Issued
For services	6,000,000	6,000	0	(5,000)	0	0	1,000
Net Loss, June 27, 1996
to December 31, 1996	0	0	0	0	0	(1,000)	(1,000)

Balance, December 31, 1996	6,000,000	6,000	0	(5,000)	0	(1,000)	0
Net Loss, for Year	0	0	0	0	0	0	0

Balance, December 31, 1997	6,000,000	6,000	0	(5,000)	0	(1,000)	0
Net Loss, for Year	0	0	0	0	0	(350)	(350)

Balance, December 31, 1998	6,000,000	6,000	0	(5,000)	0	(1,350)	(350)
Common Stock Issued
For intellectual
property	9,000,000	9,000	0	21,000	0	0	30,000
For cash	9,000,000	9,000	0	21,000	0	0	30,000
Net Loss for Year	0	0	0	0	0	(51,861)	(51,861)
Share Issue Costs	0	0	0	(5,000)	0	0	(5,000)

Balance, December 31, 1999	24,000,000	24,000	0	32,000	0	(53,211)	2,789
Net Loss for Year	0	0	0	0	0	(49,217)	(49,217)

Balance, December 31, 2000	24,000,000	24,000	0	32,000	0	(102,428)	(46,428)
Common Stock Repurchases	(1,416,000)	(1,416)	0	0	0	0	0
Foreign Currency	0	0	0	1,416	(741)	0	(741)
Net Loss, for Year	0	0	0	0	0	(29,427)	(29,427)

Balance, December 31, 2001	22,584,000	22,584	0	33,416	(741)	(131,855)	(76,596)
Common Share Subscription
Received	0	0	205,000	0	0	0	205,000
Foreign Currency	0	0	0	0	(455)	0	(455)
Net Loss, for Year	0	0	0	0	0	(196,544)	(196,544)
Balance,
December 31, 2002	22584,000	$ 22,584	$ 205,000	$ 33,416	$ (1,196)	$ (328,399)	$ (68,595)

SAFE ID CORPORATION

(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
September 30
(U.S. Dollars)

						Deficit
					Accumulated	Accumulated	Total
	Common	Common	Common	Additional	Other	During the	Stockholders
	Stock	Stock	Subscribed	Paid-in	Comprehensi	Developmen	Equity
	Number	Amount	Amount	Capital	Income	Stage	(Deficiency)

Balance,
December 31, 2002	22,584,000	$ 22,584	$ 205,000	$ 33,416	$ (1,196)	$ (328,399)	$ (68,595)
Unaudited Information
Common Stock Issued
For cash	250,000	250	0	24,750	0	0	25,000
For subscriptions received
in prior year	1,250,000	1,250	(205,000)	203,750	0	0	0
For settlement of debt	2,120,000	2,120	0	103,880	0	0	106,000
Common Stock Subscription	0	0	385,349	0	0	0	385,349
Foreign currency translation	0	0	0	0	5,186	0	5,186
Net Loss, for Period Ended
September 30, 2003	0	0	0	0	0	(55,447)	(55,447)

Balance, September 30, 2003	26,204,000	$ 26,204	$ 385,349	$ 365,796	$ 3,990	$ (383,846)	$ 397,493

SAFE ID CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
(U.S. Dollars)

			Period From
	Nine Months Ended		June 27,1996
	September 30,		(Inception) to
	2003	2002	September 30, 2003

Operating Activities
Net loss	$ (55,447)	$ (185,605)	$ (383,846)
Adjustment to reconcile net loss
to net cash used by operating
activities
Resource expenditures paid for
with subscription of common stock	0	40,000	40,000
Issuance of common stock for
payment of services and intellectual
property	0	0	31,000
Accrued interest on note receivable	(1,387)	0	(1,387)
Accrued interest on loan from stockholder	10,000	0	10,000
Unrealized foreign exchange gain	7,531	2,110	6,335
Changes in Non-Cash Working Capital
Accounts payable	(9,476)	(28,688)	4,911
Net Cash Used in Operating Activities	(48,779)	(172,183)	(292,987)

Investing Activity
Note receivable advance	(330,391)	(1,257)	(352,982)

Financing Activities
Subscription received	385,349	154,980	550,349
Advances from stockholders	11,000	18,046	95,535
Issuance of common stock	25,000	0	50,000
Net Cash Provided by Financing Activities	421,349	173,026	695,884

Effect of Foreign Currency
Translation on Cash	(2,345)	(2,970)	(2,345)

Cash Inflow	39,834	(3,384)	47,570
Cash, Beginning of Period	7,736	7,966	0

Cash, End of Period	$ 47,570	$ 4,582	$ 47,570

Supplementary Disclosure of Non -Cash Transactions
Issuance of common stock
For debt settlement	$ 106,000	$ 0	$ 106,000
From subscriptions received in prior year	$ 205,000	$ 0	$ 205,000

SAFE ID CORPORATION
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
(September 30, 2003)
(U.S. Dollars)

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 2003 and December 31, 2002 and the results of its operations for the three months and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

3.      NOTES RECEIVABLE

Notes receivable consist of $326,500 from EYI (note 4) and $27,869 from Advanced ID Corporation. The 8% loan from Advanced ID Corp. is due on demand. Management believes there will be a debt settlement done with Advanced ID Corp. in the last quarter of 2003.

4.      SUBSEQUENT EVENT

The Company signed a definitive share exchange agreement dated November 4, 2003 with Essentially Yours Industries, Inc. ("EYI") of Las Vegas, Nevada. The agreement is subject to customary closing conditions.

According to the agreement, the Company will issue shares resulting in a change of control whereby EYI would own 80% of the issued and outstanding shares of the Company. A minimum of 90% of EYI shareholders must exchange their shares. It is anticipated that 90% of the EYI shareholders will exchange their shares for 106,399,230 shares of the Company. If 100% of EYI shares are exchanged, 118,221,367 new shares of the Company will be issued. The closing date has been set for December 31, 2003. Upon closing, the Company will increase its authorized capital stock to 300 million shares of common stock and 10 million shares of "blank check" preferred stock.

One of the conditions of the share exchange is that the Company is required to raise $500,000 in the form of a private placement before the closing date. A total of $409,000 has been raised as of November 5, 2003 with 2,923,924 shares being issued at a price of $0.14 per unit, with each unit consisting of one share of common shares and one warrant to purchase an additional share of common stock at a price of $0.20 per share at any time during the 24 month period following the date of issuance. A further $91,000 will be raised before the closing date.

Another condition is that the Company is obligated to loan to EYI an aggregate principal amount of $500,000 pursuant to one or more promissory notes. A total of $326,500 has been advanced to EYI as of November 5, 2003. Immediately upon the consummation of the Exchange the notes shall be immediately forgiven and cancelled.

At or before closing, the Company will offer to Michel Grise 357,143 shares of the Company's common stock and warrants to purchase an additional 357,143 shares of the Company's common stock at $0.20 per share, with such warrants to have the same terms and conditions as the warrants issued by the Company in the private placement, in satisfaction of the U.S. $50,000 owed to Grise by EYI, and if such offer is accepted by Grise, the closing of such transaction and the issuance of the Company's common stock and warrants shall occur immediately following the closing.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operations

As of September 20, 2003, the company remains in the development stage. It has minimal capital resources presently available to meet its obligations or to continue its efforts to develop its business. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

Until June 20, 2002, the Company focused on developing business related to reselling of a product line of miniaturized micro-chips suitable for insertion into inanimate objects or under the skin of animals. To develop this business, the Company estimated that it would require approximately $250,000 within a twelve-month period to meet overhead (rent, salaries and operational expenses) and to pay expenses connected with marketing (cost of goods sold and purchase of inventory).

The Company was not able to raise the funds required for micro-chip sales and does not plan to pursue this line of business.

In July 2002, Safe Id Corporation signed an agreement with White Energy Corp. of Billings, Montana, U.S.A. to acquire approximately 91,771 acres of oil and gas lease holdings in the Northern Powder River Basin of Montana. The Company made non-refundable payments totaling $128,616 U.S. to White Energy Corp. under the terms of this agreement, in order to secure the property and to contractually acquire a 100% interest in the property. However, the Company was not able to raise the necessary funds (estimated to be $2.5 to $3 million) for additional property and lease payments and an initial drilling commitment. As a result, the agreement signed July 12, 2002 expired on March 1, 2003.

Although the initial agreement expired, the Company continued to have some discussions with White Energy during the second quarter of 2003 concerning the possible renegotiation of the agreement. However, the Company finally concluded that, due to market conditions, it would not be able to raise funds for the White Energy project and no longer has any discussions with White Energy.

On July 14, 2003 the Company signed a letter of intent with Essentially Yours Industries, Inc. ("EYI") of Las Vegas, Nevada. Subsequently a definitive Share Exchange Agreement was signed with EYI on November 4, 2003.

Pursuant to the Share Exchange Agreement with EYI , the Company will issue shares of its common stock to EYI stockholders in exchange for shares of EYI common stock held by them (the "Exchange"). The Exchange is conditioned on at least 90% of the issued and outstanding common stock of EYI being surrendered in the Exchange. Up to 120,530,286 shares of common stock of the Company will be issued in the Exchange, and, following the Exchange, the EYI shareholders will hold up to 80% of the issued and outstanding common stock of the Company. The Exchange will result in a change of control of Safe ID.

The Closing Date for the Exchange is no later than December 31, 2003. In addition to the conditions discussed in more detail below, the Agreement is contingent upon the approval of the Safe ID shareholders, the raising of working capital by the Company, and other customary representations, warranties and covenants.

On September 30, 2003, the Company loaned $326,500 to EYI pursuant to a promissory note. The loan was made in anticipation of the Exchange. If the Exchange is consummated, the note from EYI will be cancelled. Otherwise, it becomes due and payable in full on February 15, 2004.

As a condition to the Exchange, the Company must raise at least $500,000 in a private placement in which up to 3,571,429 units were offered for sale at a price of $0.14 per unit. Each unit is comprised of one share of common stock and one warrant to purchase an additional share of common stock at a price of $0.20 per share. The warrants are being issued pursuant to a warrant agreement between the Company and its transfer agent. To date, the Company has raised approximately $409,000. A further $91,000 must be raised before closing.

EYI, Inc. is an 8-year-old company that markets an exclusive brand of nutritional supplements through radio, TV, Internet, brick and mortar placement and aggressive direct selling. EYI estimates sales at $16,000,000 this year.

The Company believes that it currently has sufficient funds to allow it to pay the costs associated with filing periodic reports and maintaining its status as a reporting company for the remainder of the 2003 fiscal year. However, it does not currently have the funds needed to allow it to close the acquisition of EYI. Accordingly, there is no assurance that it will be able to complete the acquisition of EYI.

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

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
                  None.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS
                  Pursuant to a private placement which began during the quarter ended September 30, 2003, the Company received subscriptions for a total of 2,752,493 Units. Each Unit sold for $0.14, and consisted of one share of the Company's common stock and one warrant to purchase an additional share of common stock at a price of $0.20 per share. The gross offering proceeds received from the sale of these Units during the quarter was $385,349, and the Company paid no underwriting discounts or commissions. A portion of the Units were sold in reliance upon the safe harbor provisions of Regulation S, adopted under the Securities Act of 1933, for offers and sales that occurred outside the United States. A portion of the Units were sold to accredited investors in the United States in reliance upon an exemption from registration provided by Rule 505 of Regulation D and corresponding exemptions from registration under state law. The Units were sold on various dates between July 22, 2003, and September 29, 2003.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
                  None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

            31.1      Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under theSecurities Exchange Act of 1934, as amended.

            32.1      Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.

            (b)      No reports on Form 8-K were filed by the Company for the quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE ID CORPORATION

By: /S/ MAURIZIO FORIGO
Maurizio Forigo, President and a Director

By: /S/ JACK D. MACDONALD
Jack D. MacDonald, Chief Financial Officer and a Director

Date: November 18, 2003

31.1      Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

I, Maurizio Forigo, certify that:

I have reviewed this quarterly report on Form 10-QSB of Safe ID Corporation.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

The company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.

Date: November 18, 2003	By: /S/ MAURIZIO FORIGO Maurizio Forigo, President and a Director

31.2      Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

I, Jack D. MacDonald, certify that:

I have reviewed this quarterly report on Form 10-QSB of Safe ID Corporation.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

The company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.

Date: November 18, 2003	By: /S/ JACK D. MACDONALD Jack D. MacDonald, Chief Financial Officer and a Director

32.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Safe ID Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurizio Forigo, President and a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /S/ MAURIZIO FORIGO
Maurizio Forigo, President and a Director

Date: November 18, 2003

32.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Safe ID Corporation. (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack D. MacDonald, Chief Financial Officer and a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /S/ JACK D. MACDONALD
Jack D. MacDonald, Chief Financial Officer and a Director

Date: November 18, 2003