Form 10KSB
period 2003-12-31
EYI INDUSTRIES INC
filed 2004-04-14
CIK 1104120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒   Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2003

☐   Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-29803

EYI INDUSTRIES, INC.
(Name of small business issuer in its charter)

NEVADA	88-0407078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3960 Howard Hughes Parkway, Suite 500
Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

(702) 296-8034
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	COMMON STOCK, PAR VALUE $0.001
PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the short year ended December 31, 2003 were: $4,313,579

The aggregate value of the voting stock held by non-affiliates of the registrant as of April 12, 2004, computed by reference to the average bid and asked price of the registrant’s voting stock on the OTC Bulletin Board on such date was approximately $1,821,261.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 12, 2004 the issuer had outstanding 149,224,447 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

1 of 45

     EYI INDUSTRIES, INC.
ANNUAL REPORT ON FORM 10-KSB

2 of 45

PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", and “our company” mean EYI Industries, Inc. unless otherwise indicated. All dollar amounts in this Annual Report are in U.S. dollars unless otherwise stated.

ITEM 1.             DESCRIPTION OF BUSINESS.

OVERVIEW

We are in the business of selling, marketing, and distributing a product line consisting of approximately 35 nutritional products in two categories, dietary supplements and personal care products. Our most successful product is Calorad, a liquid collagen-based dietary supplement presently available on the market. These products are marketed through a network marketing program in which independent distributors called “IBAs” (Independent Business Associates) purchase products for resale to retail customers as well as for their own personal use. We have a list of over 400,000 IBAs, of which approximately 14,000 we consider “active.” An “active” IBA is one who purchased our products within the preceding 12 months. Over 6,000 of these IBAs are “very active,” and are on our automatic Auto-ship Program. See “Distribution and Marketing” below.

The IBAs in our network are encouraged to recruit interested people to become new distributors of our products. New IBAs are placed beneath the recruiting IBA in the “network” and are referred to as being in that IBA’s “down-line” organization. Our marketing plan is designed to provide incentives for IBAs to build, maintain and motivate an organization of recruited distributors in their down-line organization to maximize their earning potential. IBAs generate income by purchasing our products at wholesale prices and reselling them at retail prices. IBAs also earn commissions on product purchases generated by their down-line organization.

On an ongoing basis we review our product line for duplication and sales trends and make adjustments accordingly. As of December 31, 2003, our product line consisted of: (i) 23 dietary supplement products; and (ii) 12 personal care products consisting primarily of cosmetic and skin care products. Our products are primarily manufactured by Nutri-Diem, Inc., a related party, and sold by us under a license and distribution agreement with Nutri-Diem. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us. Our products are sold to our IBAs located in all 50 states, the District of Columbia and Canada.

We believe that our network marketing system is suited to marketing dietary supplement and personal care products, because sales of such products are strengthened by ongoing personal contact between IBAs and their customers. Our network marketing system appeals to a broad cross-section of people, particularly those looking to supplement family income or who are seeking part-time work. IBAs are given the opportunity, through our sponsored events and training sessions, to network with other distributors, develop selling skills and establish personal goals. We supplement monetary incentives with other forms of recognition, in order to motivate IBAs.

3 of 45

CORPORATE ORGANIZATION

We were incorporated under the laws of the State of Nevada on June 27, 1996, under the name of “Inter N. Corporation”. In August of 1999, we changed the name of our company to “Safe ID Corporation” to reflect our new business focus at the time. From 1999 to 2002, our business plan was to create a product line of miniaturized microchip technology for insertion into inanimate objects or injection under the skin of animals. The microchips were also intended to provide positive identification of personal possessions such as cameras, bicycles, boats, cars, skis, paintings and clothes using unique codes with many available combinations. From 1999 to 2002, we were not able to raise the funds required for the micro-chip manufacturing and sales. As a result, we again changed the focus of our business, to oil and gas opportunities in 2002. From 1999 to 2003 we were a non-operating company with limited assets and were not able to raise sufficient funds to fund our business operations.

On December 31, 2003, we completed a share exchange (the "Exchange") with certain of the shareholders (the "EYI Shareholders”) of Essentially Yours Industries, Inc. a Nevada Corporation (“EYI Nevada”), under a Share Exchange Agreement, dated November 4, 2003, (the "Exchange Agreement").

Under the terms of the Exchange Agreement, we issued 117,991,875 shares of our common stock, representing approximately 79.9% of our then-outstanding common stock, to the EYI Shareholders in exchange for 15,372,733 shares of EYI Nevada common stock held by them. As a result, we underwent a change of control. Following completion of the Exchange the EYI shareholders controlled approximately 79.9% of our outstanding common stock, and we owned approximately 97.9% of EYI Nevada’s issued and outstanding capital stock. As a result of the transaction we acquired the business of EYI Nevada and EYI Nevada became our majority-owned subsidiary.

As prior to the Exchange we were a non-operating public company with limited assets, the substance of the acquisition transaction with EYI Nevada was a capital transaction, rather than a business combination. The transaction is equivalent to the issuance of stock by EYI Nevada for our net assets, accompanied by a recapitalization. EYI Nevada is the successor corporation for accounting purposes. Accordingly, concurrent with the acquisition, we changed our name to “EYI Industries, Inc.” and our officers and directors resigned, and nominees of the EYI Shareholders were elected as successors.

Our present business operations are conducted through our majority owned subsidiary EYI Nevada.

Subsidiaries and Affiliates

We presently have five subsidiaries through which we conduct our operations, described as follows:

  Essentially Yours Industries, Inc., a Nevada Corporation (Majority Owned). EYI Nevada was organized on June 20, 2002 upon the completion of a merger between Burrard Capital Corp., a Nevada Corporation, and Essentially Yours Industries, Inc., a Nevada Corporation. The resulting merged entity continued under the name Essentially Yours Industries, Inc. EYI Nevada is our majority owned subsidiary which presently conducts our US business operations.

  642706 B.C. Ltd., located in Surrey, British Columbia (Wholly Owned), provides accounting, marketing and financial advisory services to us. 642706 B.C. Ltd. is our wholly owned subsidiary and has experience in marketing health and wellness products and experience in financial reporting for the United States and Canada.

  Halo Distribution LLC, 7109 Global Drive, Louisville, Kentucky (Wholly Owned). Halo Distribution LLC is our wholly-owned subsidiary and is located in Louisville, Kentucky. Halo Distribution LLC has 40,000 square feet of warehouse, and includes a computerized pick and pack carousel system. Halo Distribution LLC serves as a fulfillment center for orders of our products, which provides us with full and complete control of this crucial part of the business of marketing, selling, and distributing those products to the IBAs and customers within the United States

4 of 45

  Essentially Yours Industries (Canada), Inc. (Wholly Owned), a Canadian Federal Corporation, was incorporated in September 2002 and is located in Surrey, British Columbia, and handles Canadian sales, Canadian tax registrations and Canadian reporting.

  RGM International, Inc., a Kentucky Corporation (Wholly Owned). RGM was incorporated in July 1997. RGM is a dormant investment company which holds 1% of Halo.

The following are our affiliates who are controlled by certain of our directors and majority shareholders, as described below:

  Nutri-Diem, Inc., 1421 Nobel Street, Sainte-Julie, Quebec, Canada. Nutri-Diem, Inc. is the manufacturing facility in Quebec that supplies 70% of our products. EYI Nevada negotiated with Nutri-Diem Inc. an exclusive Distribution and Licensing Agreement where by EYI Nevada will sell the products of Nutri-Diem Inc., such as Calorad and Agrisept-L, in the United States and Canada, and elsewhere in the world, subject to suitable arrangements. Michel Grise, one of our shareholders, is the President and a Director of Nutri-Diem, Inc.

  Essentially Yours Industries Corp., located at #201 8322 130th Street, Surrey, British Columbia V3W 8J9, provides services to EYI Nevada under a management agreement. These services consist of the following: administration and management services, sales and customer support, computer and management information systems and support, and product support and development. Payments due under the management agreement are at cost of services plus a mark-up of approximately 5%. Essentially Yours Industries Corp. is controlled by certain of our shareholders including Jay Sargeant, our President and Chief Executive Officer

Key Operating Strengths

We believe the source of our success is our support of and compensation program for our IBAs. We provide our IBAs with quality products and a competitive commission program, along with training and motivational events and services. We believe that we have established a strong operating platform to support IBAs and facilitate future growth. The key components of this platform include the following:

  quality dietary supplement and personal care products that appeal to consumer demand for products that contribute to a healthy lifestyle;

  a compensation program that permits IBAs to earn income from profits on the resale of products and residual income from product purchases within a IBAs’ down-line organization, as well as to participate in various non-cash awards, such as promotional programs for computers and other electronic equipment;

  a communications program that seeks to effectively and efficiently communicate with IBAs by utilizing new technologies and marketing techniques, as well as motivational events and training seminars;

  a continual expansion and improvement of our product line and marketing plan;

  an in-house marketing department; and

  employment of computer technology to provide timely and accurate product order processing, weekly commission payment processing and detailed IBA earnings statements.

Growth Strategy

Our growth strategy is expansion of our product line and network of IBAs to increase sales. An increase in the number of distributors generally results in increased sales volume, and new products create enthusiasm among distributors, serve as a promotional tool in selling other products, and attracting new distributors.

Currently, we are in the final stages of developing a new commission plan for our IBAs which we plan to launch in early to mid 2004. We believe this plan will promote sales, attract new IBAs, encourage retention,

5 of 45

and control the overall commission expenditure. This new program was created in concert with experienced management staff, consultants, and our own IBAs.

We will also seek to increase sales through initiatives designed to enhance sales in our existing markets. Such initiatives will include increasing the number of our training and motivational events and teleconferences, hiring additional IBA support personnel and establishing more convenient consignment centers in targeted geographic markets.

Our growth strategy will require expanded IBA services and support, increased personnel, expanded operational and financial systems, the implementation of additional control procedures an expanded in-house marketing department and marketing program as well as an increased presence on the Internet. There is no assurance that we will be able to manage expanded operations effectively. Furthermore, failure to implement financial, information management, and other systems and to add control procedures could have a material adverse effect on our results of operations and financial condition.

Industry Overview

Network Marketing. We believe that network marketing is one of the fastest growing channels of distribution for certain types of goods and services.

Dietary Supplement Products. We believe that the dietary supplement category is expanding because of heightened public awareness of reports about the positive effects of dietary supplements on health. Many individuals also use dietary supplements as a means of preventative health care. We believe several factors account for the steady growth of the dietary supplement category, including increased public awareness of the reported health benefits of dietary supplements and favorable demographic trends toward older Americans, who are more likely to consume dietary supplements.

Over the past several years, widely publicized reports and medical research findings have suggested a correlation between the consumption of dietary supplements and the reduced incidence of certain diseases. Thousands of such reports and research findings can be found on the International Bibliographic Information on Dietary Supplements (IBIDS) database produced by the Office of Dietary Supplements. In 1995, US Congress established the Office of Dietary Supplements, a division of the National Institutes of Health, to conduct and coordinate research into the role of dietary supplements in maintaining health and preventing disease. In addition, Congress has established the Office of Alternative Medicine within the National Institutes of Health to foster research into alternative medical treatments, which may include natural remedies.

We believe that the aging of the United States population, together with a corresponding increased focus on preventative health care measures, will continue to result in increased demand for dietary supplement products. We believe these trends have helped fuel the growth of the dietary supplement category. To meet the increased demand for dietary supplements, we and others have introduced a number of successful dietary supplement products during the past several years, including function specific products for weight loss, sports nutrition, menopause, energy, mental alertness and nutritional support.

Personal Care Products. We believe that the personal care products market is a mature category that has been historically immune to swings in the economy. Manufacturers and distributors of personal care products must continually improve existing products, introduce new products and communicate product advantages to consumers.

Products

Our product line consists of products in the categories of dietary supplements and personal care. We currently market approximately 35 products, exclusive of variations in product size, colors or similar variations of our basic product line. For the year ended December 31, 2003, Calorad, sales represented over 65% of our net sales and is expected to provide a large portion of our net sales in the foreseeable future.

Dietary Supplements

We offer 23 products in the dietary supplement category which contain herbs, vitamins, minerals and other natural ingredients. As stated above, the dietary supplement product Calorad is expected to provide a large

6 of 45

portion of our net sales in the foreseeable future. The following products represent the majority of our product sales in the dietary supplement category:

  Calorad: Calorad is a liquid collagen-based dietary supplement. By providing both essential and non-essential amino acids, Calorad helps people lose weight, rebuild lean muscle tissue and restore a natural collagen base for self-repair. Calorad is available in three formulas: beef, fish, kosher and AM.

  Agrisept-L: Agrisept-L is a dietary supplement of citrus extracts used as a germicide. This all-natural, non-toxic liquid has a number of uses and can be used by any household for many bacterial issues.

  Oxy-Up: Oxy-Up is a liquid stabilized oxygen supplementation that will provide a supply of oxygen to the body on a daily basis.

  Triomin: This liquid dietary supplement is one of the stronger liquid trace mineral supplements on the market. The oxygenated micronutrients and associated compounds are considered nourishing to the mind, body and spirit.

  Noni Plus: Noni fruit has been around for centuries, used by natives and ancient healers of many countries during the last several thousand years to treat almost every ailment and disease. We have combined nature's healing fruit with our own Dead Sea ionic minerals.

  Iso-Greens: We believe that Iso-Greens is the highest quality nutrient-rich green food available. The vegetables in Iso-Greens combine to supply 39 of the vitamins, minerals and amino acids found in food, including Vitamin B-12.

  Definition (drops): Definition is a safe, non-invasive, all-natural herbal product designed to feed and nurture the female breast. The perfectly selected ingredients work in harmony, helping the body to maintain the nutritional needs of the mammary glands. It works with the body's natural capabilities to maintain the shape and tone of youth in the female breast. This product is available in both cream and drop formulations.

  Essential Omega: Essential Omega is a dietary supplement that provides a high quality supplementation of essential fatty acids, including CLA and GLA. This product may also be a support for weight loss and exercise programs.

Personal Care Products

We offer 12 personal care products. The following product represents the majority of our product sales in the personal care category:

  Definition (cream): Definition is a safe, non-invasive, all-natural herbal product designed to feed and nurture the female breast. The perfectly selected ingredients work in harmony, helping the body to maintain the nutritional needs of the mammary glands. It works with the body's natural capabilities to maintain the shape and tone of youth in the female breast.

Promotional Materials. We will also derive revenues from the sale of various educational and promotional materials designed to aid our distributors in maintaining and building their businesses. Such materials include various sales aids, informational videotapes and cassette recordings, and product and marketing brochures. We produce many of our promotional material in-house and have the capability to create just-in-time marketing pieces as needed and constantly update our marketing material.

New Product Identification. We expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, consultants, distributors and other third parties. Prior to introducing new products, we investigate product formulation as it relates to regulatory compliance and other issues.

7 of 45

We rely upon Nutri-Diem, Inc. and other manufacturers, independent researchers, vendor research departments for product development services. When a new product concept is identified or when an existing product must be reformulated, the new product concept or reformulation project is generally submitted to Nutri-Diem, Inc. or other manufacturers for technical development and implementation. We continually review our existing products for potential enhancements to improve their effectiveness and marketability. While we consider our product formulations to be proprietary trade secrets, such formulations are not patented. Accordingly, there is no assurance that another company will not replicate one or more of our products.

Product Procurement and Distribution; Insurance. More than 70% of our product line in the dietary supplement category is manufactured by Nutri-Diem, Inc., a related party, utilizing theirs and our product formulations, as well as product formulations it licenses to us. A majority of our product line in the personal care category is also manufactured by Nutri-Diem, Inc.

We have contracts with Nutri-Diem, Inc. that grant to us the exclusive license and right to market, sale and distribute in Canada and the United States and a non-exclusive right to market on the Internet certain products owned by Michel Grise Consultant, Inc., a Quebec corporation, which is controlled by Michel Grise. To maintain the license and distribution rights granted by those contracts, we are obligated to purchase from Nutri-Diem, Inc. during that period commencing on June 1, 2002, and continuing through and including May 31, 2003, products totaling $3,000,000 CDN. Additionally, those contracts specify that for the period from June 1, 2003 to May 31, 2004, we are required to purchase from Nutri-Diem, Inc. products totaling $7,000,000 CDN. Those provisions also specify that for the year commencing on June 1, 2004, and continuing through to May 31, 2005, we are required to purchase from Nutri-Diem, Inc. products totaling $20,000,000 CDN. Additionally, those contracts specify that for each year commencing on June 1, and ending on May 31 thereafter during the term of that agreement we are required to purchase products totaling $50,000,000 CDN. The provisions of those contracts specify that Nutri-Diem, Inc. will offer us the right to sell, market and distribute in those territories any new product developed by Nutri-Diem, Inc.

If we are not in default at the expiration of the initial five year period, those contracts will be automatically renewed for another five year period. In the event we fail to make the minimum purchase during any year, Nutri-Diem, Inc. has the option, to require us to pay Nutri-Diem, Inc. an amount equal to 15% of the difference between the minimum amount for the respective year and the amount of actual purchases during that year. Additionally, in the event that we do not purchase the minimum amount during any particular year and do not pay Nutri-Diem, Inc. that 15%, Nutri-Diem, Inc. in its sole discretion, may terminate the respective contract or cause the license granted in the contract to be non-exclusive.

We have not entered into long-term supply agreements with the other manufacturers of our product line or the third-party providers of our consumer benefit services. In the event the relationship with any of our manufacturers becomes impaired, we will be required to obtain alternative manufacturing sources for our products. In such event, there is no assurance that the manufacturing processes of our current manufacturers can be replicated by another manufacturer. We believe that we would be able to obtain alternative sources of our dietary supplement and personal care products. A significant delay or reduction in availability of products, however, could have a material adverse effect on our business, operating results and financial condition. We, as with other marketers of products that are intended to be ingested, face the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We maintain product liability insurance coverage with coverage limits of $5,000,000 per occurrence and $5,000,000 aggregate. We have agreed to maintain, at our sole cost and expense, standard Product Liability Advertiser Liability Insurance naming Nutri-Diem, Inc. and its officers, directors, agents and employees, as additional insured parties in the amount of $1,000,000. We generally do not obtain contractual indemnification from other parties manufacturing our products. Although we have not experienced any successful product liability claims, such claims could result in material losses.

All of the items in our product line include a customer satisfaction guarantee. Within 30 days of purchase, any retail customer or IBA who is not satisfied with our product for any reason may return it or any unused portion to the distributor from whom it was purchased or to us for a full refund or credit toward the purchase of another product. IBAs may obtain replacements from us for products returned to them by retail customers, if they return such products on a timely basis. Furthermore, in most jurisdictions, we maintain a buy-back program. Under this program, we will repurchase products sold to a distributor (subject to a 10% restocking charge), provided that the distributor resigns as a distributor and returns the product in marketable condition

8 of 45

within one year of original purchase, or longer where required by applicable state law or regulations. We believe this buy-back program addresses a number of the regulatory compliance issues pertaining to network marketing systems. We expect that the cost of products returned to us will be less than 1% of gross sales.

Our product line is distributed principally from our facilities in Louisville, Kentucky and Surrey, British Columbia or from our consignment centers. Products are warehoused in Louisville and Surrey and at selected consignment centers.

DISTRIBUTION AND MARKETING

We distribute our product line through our network marketing system where Independent Business Associates (“IBAs”) purchase product at wholesale and through person-to-person contact, re-sell the product at retail prices. At December 31, 2003, we had approximately 14,000 "active" IBAs. To be considered "active" a distributor must have purchased our products within the preceding 12 months. Our IBAs are independent contractors who purchase products directly from us for resale to retail consumers. IBAs may elect to work on a full-time or part-time basis. We believe our network marketing system appeals to a broad cross-section of people, particularly those seeking to:

  supplement family income,
  start a home business, or
  pursue employment opportunities other than conventional, full-time employment.

A majority of our IBAs sell our products on a part-time basis.

We believe that our network marketing system is ideally suited to marketing our product line, because sales of our products are strengthened by ongoing personal contact between retail consumers and IBAs, many of whom use our products themselves. Sales are made through direct personal sales presentations, as well as presentations made to groups. These sales methods are designed to encourage individuals to purchase our products by informing potential customers and IBAs of our product line and results of personal use, and the potential financial benefits of becoming a distributor. Our marketing efforts are typically focused on middle-income families and individuals.

Our network marketing program encourages individuals to develop their own down-line network marketing organizations. Each new IBA is either linked to:

  the existing distributor that personally enrolled the new distributor into our network marketing program, or the existing distributor in the enrolling distributor's down-line as specified by the enrolling distributor at the time of enrollment.

Growth of a IBAs' down-line organization is dependent on the recruiting and enrollment of additional IBAs by the distributor or the IBAs within such distributor's down-line organization.

IBAs are encouraged to assume responsibility for training and motivation of other IBAs within their down-line organization and to conduct opportunity meetings as soon as they are appropriately trained. We strive to maintain a high level of motivation, morale, enthusiasm and integrity among the members of our network marketing organization. We believe this result is achieved through a combination of products, sales incentives, personal recognition of outstanding achievement, and quality promotional materials. Under our network marketing program, IBAs purchase sales aids from us and assume the costs of advertising and marketing our product line to their customers, as well as the direct cost of recruiting new IBAs. We believe that this form of sales organization is cost efficient, because our direct sales expenses are primarily limited to the payment of commissions, which are only incurred when products are sold.

We continually strive to improve our marketing strategies, including the compensation structure within our network marketing program and the variety and mix of products in our line, to attract and motivate IBAs. These efforts are designed to increase IBAs' monthly product sales and the recruiting of new IBAs.

9 of 45

Growth of our network marketing program is in part attributable to our incentive structure. IBAs earn profits by purchasing from our product line at wholesale prices and selling our product line to their customers at retail.

Additionally, we have a commission structure which provides for payment of commissions on product purchases made by other IBAs in a distributor's down-line organization. IBAs derive this commission income mainly through their Business Volume, as described below.

Business Volume is assigned to most of our products and is used to calculate sales commission. The Business Volume, in most instances, is 50% of the wholesale cost of a product. Commissions are based on the total Business Volume which has been generated both personally and through the IBAs’ down-line activity. Therefore, as a down-line grows, it is possible for greater commissions to be earned.

In order for an IBA to earn commissions, there are four requirements:

  an IBA needs to create a Business Center by filling out our IBA Application and Agreement Form;
  an IBA needs to qualify his Business Center with a 100 Business Volume order of our products;
  an IBA needs to activate his Business Center by making two personal sales to two people who become qualified IBAs within one year of entry into the business; and
  to be eligible for commission, an IBA needs to pay a yearly administration fee of $40.

Additional bonuses can be earned by sponsors who assist new IBAs in achieving initial new business volume targets.

To aid IBAs in easily meeting the monthly personal product purchase requirement to qualify for commission, we developed the "Auto-ship Program." Under the Auto-ship Program purchasing arrangement, each Business Center establishes a standing product order (20 Business Volume minimum) which is automatically charged to a credit card or deducted from a bank account each month prior to shipment of the ordered products. Additionally, Auto-ship allows IBAs to purchase certain products at reduced prices. As of December 31, 2003, we had over 6,000 IBAs participating in the Auto-ship Program.

Under our Consignment Center Program, we designate IBAs to operate consignment centers. Each Consignment Center functions as our product distribution center, carrying our products. As of December 31, 2003, we had 9 consignment centers. Consignment centers provide hubs of local product and business training. They sell to customers at the point of purchase, teach sales and marketing techniques, distribute literature about our products and business while lowering our shipping and data-entry costs.

We maintain a computerized system for processing distributor orders and calculating commission payments, which enables us to remit such payments promptly to IBAs. We believe that prompt and accurate remittance of commissions is vital to recruiting and maintaining IBAs, as well as increasing their motivation and loyalty to us. We calculate the commissions weekly and pay commissions biweekly.

We are committed to providing the best possible support to our IBAs. IBAs in our network marketing program are provided training guides and are given the opportunity to participate in our training programs. We sponsor weekly conference calls for our IBAs, which include testimonials from successful IBAs and satisfied customers, as well as current product and promotional information. We produce weekly newsletters, which provide information on us, our products and network marketing system. The newsletter is designed to help recruit new IBAs, by answering commonly asked questions and includes product information and business building information. The newsletter also provides a forum for us to give additional recognition to our IBAs for outstanding performance. In addition, we regularly sponsor training sessions for our IBAs across the United States and Canada. At these training sessions IBAs are provided the opportunity to learn more about our product line and selling techniques, so that they can build their businesses more rapidly.

We also maintain an Internet site, www.eyicom.com, which is an integral part of our product sales, customer retention, IBA recruitment and IBA development efforts. Approximately 8,800 of our IBAs are networked electronically, allowing them access to marketing information and sales leads. Further, we provide IBAs with a free, e-commerce Internet “home page” to aid their marketing efforts.

10 of 45

Government Regulation

In the United States (as well as in any foreign markets in which we may sell our products), we are subject to laws, regulations, administrative determinations, court decisions and similar constraints (as applicable, at the federal, state and local levels) (hereinafter “regulations”). These regulations include and pertain to, among others:

  the formulation, manufacture, packaging, labeling, distribution, importation, sale and storage of our products,

  our product claims and advertising (including direct claims and advertising as well as claims and advertising by distributors, for which we may be held responsible), and our network marketing organization.

Products

The formulation, manufacture, packaging, storing, labeling, advertising, distribution and sale of our products are subject to regulation by federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the Environmental Protection Agency, and the United States Postal Service. Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products are or may be manufactured, distributed and sold. The Food and Drug Administration, in particular, regulates the formulation, manufacture and labeling of dietary supplements, cosmetics and skin care products, including some of our products. Food and Drug Administration regulations require us and our suppliers to meet relevant regulatory good manufacturing practices for the preparation, packaging and storage of these products. Good manufacturing practices for dietary supplements have yet to be promulgated, but are expected to be proposed. The Dietary Supplement Health and Education Act of 1994 revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements, which we believe is generally favorable to the dietary supplement industry. The Dietary Supplement Health and Education Act created a new statutory class of “dietary supplements.” This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. In general, a dietary supplement is a product (other than tobacco) that is intended to supplement the diet that bears or contains one or more of the following dietary ingredients: a vitamin, a mineral, a herb or other botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total daily intake, or a concentrate, metabolite, constituent, extract, or combinations of these ingredients; is intended for ingestion in pill, capsule, tablet, or liquid form; is not represented for use as a conventional food or as the sole item of a meal or diet; and is labeled as a “dietary supplement.” However, the Dietary Supplement Health and Education Act grand fathered, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement containing a new dietary ingredient and placed on the market on or after October 15, 1994 must have a history of use or other evidence establishing a basis for expected safety. Manufacturers of dietary supplements having a “structure-function” statement must have substantiation that the statement is truthful and not misleading.

The majority of our sales come from products that are classified as dietary supplements under the Federal Food, Drug and Cosmetic Act. The labeling requirements for dietary supplements have been set forth in final regulations with respect to labels affixed to containers beginning after March 23, 1999. These regulations include how to declare nutrient content information, and the proper detail and format required for the “supplemental facts” box. We revise our product labels in compliance with these regulations. The costs of product re-labeling were immaterial. Many states have also recently become active in the regulation of dietary supplement products. These states may require modification of labeling or formulation of certain of our products sold in these states.

In addition, on April 29, 1998, the US Food and Drug Administration published a proposed regulation offering guidance and providing limitations on permissible structure/function statements to be placed on labels and in brochures. Structure/function statements are claims of the benefit or effect of a product or an ingredient on the body’s structure or function. The proposed regulation has not been finalized. We anticipate that some of the regulation as proposed will become final, but this new regulation will not significantly change the way that

11 of 45

the Food and Drug Administration currently interprets structure/function statements. Thus, we do not expect to make any substantial label revisions based on this proposed regulation regarding any of our structure/function product statements.

Personal care products are intended to be applied to the human body for cleansing, beautifying, promoting attractiveness, or altering the appearance without affecting the body’s structure or functions. Included in this definition are products such as skin creams, lotions, perfumes, lipsticks, fingernail polishes, eye and facial make-up preparations, shampoos, permanent waves, hair colors, toothpastes, deodorants, and any material intended for use as a component of a cosmetic product. The Food & Drug Administration has a limited ability to regulate personal care products. The Food & Drug Administration can regulate personal care products after they are introduced into the market and can review personal care products and their ingredients after they are sold to the public.

As a marketer of products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action.

Most of our products sold in Canada have separate labels or combination labels to satisfy Canadian compliance organizations, such as the Food Inspection Agency and Health Canada. Health Canada is moving towards stricter compliance guidelines for dietary supplement products through its recently created Office of Natural Health Products. New compliance guidelines through the Office of Natural Health Products may affect the formulation, manufacture, packaging, storing, labeling, advertising, distribution and sale of our products in Canada. We plan to comply with all regulations promulgated by Office of Natural Health Products. Quebec has different label requirements than the rest of Canada, however, all of our Canadian labels or combination labels are compliant and sufficient for the sale in Quebec. Due to the small percentage of sales in Canada, we do not hold separate Canadian labels for our complete product line.

In foreign markets, prior to commencing operations and prior to making or permitting sales of our products, we may be required to obtain an approval, license or certification from the country’s ministry of health or comparable agency. Prior to entering a new market in which a formal approval, license or certificate is required, we will be required to work extensively with local authorities to obtain the requisite approvals. The approval process generally will require us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. Such approvals may be conditioned on reformulation of our products or may be unavailable with respect to certain products or ingredients.

Product Claims and Advertising

The Federal Trade Commission and certain states regulate advertising, product claims, and other consumer matters, including advertising of our products. All advertising, promotional and solicitation materials used by distributors require our approval prior to use. The Federal Trade Commission has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. In addition, the Federal Trade Commission has increased its scrutiny of the use of testimonials. We have not been the target of Federal Trade Commission enforcement action. There is no assurance that :

  the Federal Trade Commission will not question our advertising or other operations in the future,

  a state will not interpret product claims presumptively valid under federal law as illegal under that state’s regulations, or future Federal Trade Commission regulations or decisions will not restrict the permissible scope of such claims.

We are also subject to the risk of claims by distributors and their customers who may file actions on their own behalf, as a class or otherwise, and may file complaints with the Federal Trade Commission or state or local consumer affairs offices. These agencies may take action on their own initiative against us for alleged advertising or product claim violations or on a referral from distributors, consumers or others. Remedies sought in such actions may include consent decrees and the refund of amounts paid by the complaining

12 of 45

distributor or consumer, refunds to an entire class of distributors or customers, or other damages, as well as changes in our method of doing business. A complaint based on the practice of one distributor, whether or not we authorized the practice, could result in an order affecting some or all distributors in a particular state. Also, an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on us.

Compliance Efforts

We attempt to remain in full compliance with all applicable laws and regulations governing the manufacture, labeling, sale, distribution, and advertising of our dietary supplements. We retain special legal counsel for advice on both US Food and Drug Administration and US Federal Trade Commission legal issues.

Network Marketing System

Our network marketing system is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies. These regulations are generally directed at ensuring that product sales are ultimately made to consumers (as opposed to other distributors) and that advancement within an organization be based on sales of the organization’s products, rather than investment in the organization or other non-retail sales related criteria. For instance, in certain markets there are limits on the extent to which distributors may earn royalties on sales generated by distributors that were not directly sponsored by the distributor.

Our network marketing program and activities are subject to scrutiny by various state and federal governmental regulatory agencies, to ensure compliance with various types of laws and regulations. These laws and regulations include securities, franchise investment, business opportunity and criminal laws prohibiting the use of “pyramid” or “endless chain” types of selling organizations. The compensation structure of such selling organizations is very complex, and compliance with all of the applicable laws is uncertain in light of evolving interpretation of existing laws and the enactment of new laws and regulations pertaining to this type of product distribution. We have an ongoing compliance program with assistance from legal counsel experienced in the laws and regulations pertaining to network sales organizations. We are not aware of any legal actions pending or threatened by any governmental authority against us regarding the legality of our network marketing operations.

We currently have IBAs in all 50 states, the District of Columbia and Canada. We review the requirements of various states, as well as seek legal advice regarding the structure and operation of our selling organization to ensure that it complies with all of the applicable laws and regulations pertaining to network sales organizations. On the basis of these efforts and the experience of our management, we believe that we are in compliance with all applicable federal and state regulatory requirements. We have not obtained any no-action letters or advance rulings from any federal or state security regulator or other governmental agency concerning the legality of our operations, nor are we relying on a formal opinion of counsel to such effect. We, accordingly, are subject to the risk that, in one or more of our markets, our marketing system could be found to not comply with applicable laws and regulations. Our failure to comply with these regulations could have a material adverse effect on us in a particular market or in general.

We are subject to the risk of challenges to the legality of our network marketing organization, including claims by our distributors, both individually and as a class. Most likely these claims would be based on our network marketing program allegedly being operated as an illegal “pyramid scheme” in violation of federal securities laws, state unfair practice and fraud laws and the Racketeer Influenced and Corrupt Organizations Act.

We believe that our network marketing system is not classified as a pyramid scheme under the standards set forth in applicable law. In particular, in most jurisdictions, we maintain an inventory buy-back program to address the problem of “inventory loading.” Pursuant to this program, we repurchase products sold to a distributor (subject to a 10% restocking charge) provided that:

  the distributor resigns as a distributor, and

13 of 45

  returns the product in marketable condition within one year of original purchase, or longer where required by applicable state law or regulations.

Our literature provided to distributors describes our buy-back program. However, as is the case with other network marketing companies, the commissions paid by us to our distributors are based on product purchases, including purchases of products that are personally consumed by the down-line distributors. Basing commissions on sales of personally consumed products may be considered an inventory loading purchase. Furthermore, distributors’ commissions are based on the wholesale prices received by us on product purchases or, in some cases, based upon the particular product purchased, on prices less than the wholesale prices.

To further address the problem of “inventory loading,” our IBAs must sell at least 70% of their inventory before they can reorder.

In the event of challenges to the legality of our network marketing organization by distributors, we would be required to:

  demonstrate that our network marketing policies are enforced, and demonstrate that the network marketing program and distributors’ compensation thereunder serve as safeguards to deter inventory loading and encourage retail sales to the ultimate consumers.

Nutrition for Life International, Inc., one of our competitors and a multi-level seller of personal care and nutritional supplements, announced in 1999 that it had settled class action litigation brought by distributors alleging fraud in connection with the operation of a pyramid scheme. Nutrition for Life agreed to pay in excess of $3 million to settle claims brought on behalf of its distributors, and related securities fraud claims brought on behalf of certain purchasers of its stock. We believe that our marketing program is significantly different from the program allegedly promoted by Nutrition for Life and that our marketing program is not in violation of anti-pyramid laws or regulations. Two issues in the Nutrition for Life matter were a $1,000 buy-in urged on new recruits, and the paying of commissions on product vouchers prior to the actual delivery of product. By design, our marketing program offers no incentive to anyone to make a large personal purchase nor do we use product vouchers. However, there is no assurance that claims similar to the claims brought against Nutrition for Life and other multi-level marketing organizations will not be brought against us, or that we will prevail in the event any such claims were made. Furthermore, even if we were successful in defending against any such claims, the costs of conducting such a defense, both in dollars spent and in management time, could be material and adversely affect our operating results and financial condition. In addition, the negative publicity of such a suit could adversely affect our sales and ability to attract and retain distributors.

Competition

We are subject to significant competition in recruiting IBAs from other network marketing organizations, including those that market products in the dietary supplement and personal care categories, as well as other types of products. There are more than 300 companies worldwide that utilize network marketing techniques, many of which are substantially larger, offer a greater variety of products, and have available considerably greater financial resources than us. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining IBAs through an attractive commission plan and other incentives. We believe that our commission plan and incentive programs provide our IBAs with significant income potential. However, there can be no assurance that our programs for recruitment and retention of IBAs will continue to be successful.

In addition, the business of marketing products in the dietary supplement and personal care categories is highly competitive. This market segment includes numerous manufacturers, other network marketing companies, catalog companies, distributors, marketers, retailers and physicians that actively compete in the sale of such products. We also compete with other providers of such products, especially retail outlets, based upon convenience of purchase and immediate availability of the purchased product. The market is highly sensitive to the introduction of new products or weight management plans (including various prescription drugs) that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends, in part, upon the successful introduction and addition of new products to our line.

14 of 45

Depending on the product category, our competition varies. Calorad competes directly with Body Solutions, a product with different ingredients but a similar concept. Additionally, Calorad competes indirectly with food plans such as Weight Watchers and meal replacement products such as Slim Fast. Our Noni Plus product competes with Morinda and others. Our other products have similar well funded and sophisticated competitors. Increased competitive activity from such companies could make it more difficult for us to increase or keep market share, since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities.

Our network marketing competitors include small, privately held companies, as well as larger, publicly held companies with greater financial resources and greater product and market diversification and distribution. Our competitors include Shaklee Corporation; Mary Kay Cosmetics, Inc.; Amway Corporation; Nutrition for Life International, Inc.; and Herbalife International, Inc.

Employees

As at December 31, 2003 we had 20 employees and 3 executive officers. We consider our employee relations to be good. None of our employees is a member of a trade union and we have not experienced any business interruption as a result of any labor disputes.

Research and Development Expenditures

We have not incurred any research or development expenditures during our last two fiscal years.

Intellectual Property

We use several trademarks and trade names in connection with our products and operations, as further described below. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide with the same level of protection as afforded by a United States federal registration of a trademark. Also, common law trademark rights are limited to the geographic area in which the trademark is actually used. In addition, our product formulations are not protected by patents and are not patentable. Therefore, there can be no assurance that another company will not replicate one or more of our products.

On June 30, 2002, the following Nutri-Diem trademarks were licensed to EYI Nevada pursuant to the Marketing and Distribution Agreement in place between Nutri-Diem and EYI Nevada. The owner of the trademarks set out in the table below is Michel Grise Consultants Inc., an associated company of Nutri-Diem and is controlled by Michel Grise, one of the directors of EYI Nevada:

Product	Status

Sea Krit®	Registered trademark
Melan Plus®	Registered trademark
Golden Treat®	Registered trademark
Definition®	Registered trademark
Emulgent®	Registered trademark
Agrisept-L®	Registered trademark
Citrex®	Registered trademark
Calorad®	Registered trademark
Bellaffina™	Registered trademark
Parablast™	Registered trademark
Ultra Form™	Registered trademark
Citrio™	Registered trademark
Vita-Balance™	Registered trademark
Calo Plus ™	Registered trademark
Livocare™	Registered trademark

15 of 45

On June 30, 2002, EYI Nevada acquired a license from Essentially Yours Industries Corp., an affiliated company, to use the below trademarks and formulas for a term of 50 years, renewable at the option of EYI Nevada on a yearly basis thereafter at the same yearly rate of $1.00 per year, from year to year:

Copyright/Trademark	Status of Application

Products

Essential Marine®	Registered trademark
Essential Omega™	ITU, abandoned
Iso greens™	Registered Trademark
Noni Plus™	Registered Trademark
Oxy Up™	Registered Trademark
Citri-plus®	Registered trademark
Essentially Yours®	Registered trademark
Essentially Yours Industries®	Registered trademark

(1) ITU refers to Intent to Use Application for trademark.

16 of 45

ITEM 2.             DESCRIPTION OF PROPERTY.

Our principal offices are located at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109. We rent these premises at a rate of $400 per month. The office rental is on a month to month basis without a formal contract.

Other property lease commitments include our warehouse and distribution centers in Louisville, Kentucky and Surrey, British Columbia, as described in the table below.

Location	Square Feet	Monthly Lease Commitment

Louisville, Kentucky	40,000	$11,719
Surrey, B.C.	21,730	$10,000

ITEM 3.             LEGAL PROCEEDINGS.

Other than as described below, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

1.             Oppression Action by Lavorato/Heyman

In 2002, an oppression action was commenced in the Supreme Court of British Columbia by the plaintiffs Brian Lavorato, Geraldine Heyman and their respective holding companies, alleging that Essentially Yours Industries Corp., our affiliate, had improperly vended assets into Essentially Yours Industries, Inc., our wholly owned subsidiary, as part of a corporate restructuring alleged to be oppressive to the plaintiffs. As of April 4, 2003, the lawsuit has been settled and was subsequently dismissed by the plaintiffs by consent, with the exception of claims asserted by the plaintiffs against Thomas K. Viccars, a former in-house counsel of Essentially Yours Industries, Corp., who may potentially assert a third party claim against Essentially Yours Industries, Inc.

2.             Action By Suhl, Harris and Babich

In 2003 a consolidated action was brought by the plaintiffs Wolf Suhl, Christine Harris and Edward Babich in the Supreme Court of British Columbia pursuant to an order pronounced in the New Westminster Registry under Action No. S061589 on May 7, 2003, which allowed the plaintiffs to proceed with an action against Essentially Yours Industries, Inc. The plaintiffs allege that Essentially Yours Industries, Inc. holds certain of its products or revenues derived therefrom as trust property for the benefit of the plaintiffs.

The claim is for an aggregate of 4.9% of the wholesale volume of sales generated by Essentially Yours Industries, Inc. from the alleged trust property, and for damages and costs. A consolidated statement of defence has been filed by Essentially Yours Industries, Inc., and interrogatories have been responded to. Management believes this claim to be without merit and intends to vigorously defend against this claim.

To the best of our knowledge, we are not subject to any other active or pending legal proceedings or claims against us or our subsidiaries or any of our properties that will have a material effect on our business or results of operations. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We filed a Definitive Schedule 14C Proxy Statement on December 9, 2003 pursuant to Section 14(c) of the Securities Exchange Act of 1934 in connection with: (i) a proposal to amend our Articles of Incorporation to increase our authorized capital stock from 50 million shares of common stock to 300 million shares of common stock and create 10 million shares of "blank check" preferred stock; and (ii) a proposal to amend our Articles of Incorporation to change our name to "EYI Industries, Inc.”. Both proposals were approved by written consent of a majority (53.5%) of our shareholders entitled to vote on the matters on the record date. The mailing date of the definitive Information Statement on Schedule 14C to our shareholders was December 9, 2003, and the effective date of each of the proposals was more than twenty days after the mailing date of

17 of 45

the definitive Information Statement. The proposal to increase the authorized stock became effective when it was filed with the Nevada Secretary of State on December 29, 2003, and the proposal to change our name became effective when it was filed with the Nevada Secretary of State on December 31, 2003.

18 of 45

PART II

ITEM 5.             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our shares of common stock commenced trading on the over-the-counter bulletin board (“OTC BB”) under the symbol “EYII” on January 30, 2004 following completion of the Exchange Agreement among our company, certain of our shareholders and Safe ID Corporation, see “Item 1. Description of Business” above. The shares of Safe ID Corporation traded on the OTC BB under the symbol “MYID” from January 17, 2001 to January 30, 2004. The following table contains the reported high and low bid prices for the common stock as reported on the OTC BB for the periods indicated:

	HIGH BID	LOW BID
Fiscal Year Ended
December 31, 2002
1st Quarter	$0.51	40.28
2nd Quarter	$0.76	$0.20
3rd Quarter	$0.45	$0.16
4th Quarter	$0.43	$0.16

Fiscal Year Ended
December 31, 2003
1st Quarter	$0.32	$0.05
2nd Quarter	$0.14	$0.04
3rd Quarter	$0.36	$0.05
4th Quarter	$0.40	$0.17

The source of the high and low bid information is the OTC BB. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As of April 12, 2004, we had 69 registered stockholders holding 149,224,447 shares of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We have completed the following sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended December 31, 2003 that have not been reported on our Quarterly Reports on Form 10-QSB during the year:

In September, 2003 we completed a private placement financing of 3,573,924 units with twenty three investors at a price of $0.14 per unit for total proceeds of $500,349. Each unit consisted of one of our common shares and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one of our common shares at the price of $0.20 per share. No commissions

19 of 45

or fees were paid in connection with the offering. The sales were completed pursuant to Rule 506 of Regulation D of the Securities Act on the basis that each purchaser is an “accredited investor”, as defined under Rule 501 of Regulation D of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

We offered to Michel Grise, an EYI Shareholder, 357,143 shares of common stock and 357,143 warrants to purchase additional shares of common stock at a price of $0.20 per share in satisfaction of a loan from Mr. Grise to EYI Nevada in the aggregate principal amount of $50,000, plus interest. Mr. Grise accepted our offer, and the shares and warrants were issued to Mr. Grise on December 31, 2003.

20 of 45

ITEM 6.             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Overview

We distribute nutritional products predominantly through network marketing and, to a lesser extent, through direct sales. Network sales are primarily dependent upon the efforts of a network of our IBA’s who market our product and business opportunity through word of mouth, Internet promotions, radio/TV exposure and brick and mortar placement. The entire nutritional supplement product line is targeted to appeal to aging baby boomers, health and fitness consumers and the growing weight loss market. We feel that our main product Calorad, a 21 year old market proven product, is positioned to expand into the significant weight loss industry. We see market conditions in the US and Canada amenable to a significant growth of Calorad sales.

Network Marketing

Our core business is in network marketing development and sales. In the past several months we have implemented some critical changes. We analyzed our compensation structure and realized that although the plan paid the sales force substantially higher than industry standard, it was still not encouraging sales, growth, duplication or retention. After many months of study, outside consulting, field leader's focus groups and senior management discussion, we made key adjustments in January 2004 that will effectively cap the sales commission expense while at the same time promote increased network sales. Fundamentally, this program is simpler to understand and teach. And through the generous compensation plan, it further provides the incentive to promote new growth and expansion. Since the launch of this new program, we believe that this plan has been thoroughly embraced our IBA’s and they have begun to more aggressively and successfully recruit new IBA’s. We anticipate retaining a higher percentage of both customers and distributors with this new plan.

The network marketing industry has recently been affected by the laws banishing ephedra-based weight loss products. We believe that we are in the perfect position to pick up data-bases of highly motivated, trained network marketing professionals. Our flagship product Calorad is positioned to address weight management in a safe, innovative and time-proven manner. With Calorad alongside our new commission plan, we hope to be able to recruit top executives and distributors. We believe that we have the product line, the compensation structure, the management and infrastructure to manage and support our expected sales increases.

To further facilitate growth and take full advantage of both recent market advantages and the competitive advantages conferred by the new commission plan, we have upgraded our Internet support sites, created a trainer field certification program, developed a regional training program and increased our face to face training capability dramatically. These support tools are intended to ensure compliance, mature team and territory development and assist sales growth.

Retail Sales and Lead Generation

Radio/TV.

We believe that there are opportunities in channel development and direct retail sales. We continue to support a number of radio/TV campaigns that market Calorad. These campaigns are a blend of paid and PI contracts. These campaigns contribute steady profitable sales while also providing contacts of potentially new IBA’s to our existing IBA’s.

Brick and Mortar. We also distribute our products through brick and mortar retail stores. We encourage and support our IBA's in placing our nutritional supplements in retail environments that include doctor's offices, spas, gyms, health food stores and pharmacies. We have recently upgraded our merchandising tools and believe that there is potential in continuing and expanding these sales.

Internet Sales and Communication

We have invested highly in our Internet marketing capabilities. We recently completed a major website upgrade, providing improved management and marketing tools for our distributors. Our Internet sales and lead generation programs continue to grow, showing steady and significant sales growth. We intend to take

21 of 45

full advantage of the Internet's ability to reach both product users and business opportunity seekers. We are currently exploring more upgrades to enhance our ability to communicate more efficiently through this venue.

International Sales

We see international sales as a key component for our growth in the next 5 years. We have signed a letter of Intent with the Supra group who we believe have significant international experience, expertise and contacts. We believe that this alliance will assist in our ability to expand into Spanish-speaking countries.

Warehouse Sales

We have plans to turn Halo, our wholly-owned warehouse facility into a profitable operation. All sales increases translate into more shipping for Halo. We have some contracts in negotiation which may increase sales at Halo.

Upgrade of computer systems.

We hope to upgrade our computer systems over the next twelve months. These upgrades will result in improved operational efficiency and reduced overhead costs.

Employee base

During the next twelve months of operation we expect our employee base to remain the approximately the same as it is currently.

Our expenditures over the next 12 months are budgeted at $4,471,047. Our ability to complete our plan of operations is subject to our ability to obtain additional financing and the successful marketing and sale of our products.

We anticipate that we will incur the following expenses over the next twelve months:

EXPENSE	AMOUNT
Consulting Fees	$656,400
Legal and Professional Fees	$200,000
Finance and Administration	$314,455
Customer Service	$856,446
Sales and Marketing	$25,000
Telecommunications	$681,600
Wages and Benefits	$1,481,146
Warehouse Expense	$256,000
TOTAL	$4,471,047

Our estimated general operating costs of $4,471,047 includes operating expenses such as transfer agent and filing fees, professional legal and accounting expenses, investor relations, travel, and other costs associated with being a reporting issuer under the Exchange Act, over the next twelve months.

Our cash on hand as of December 31, 2003 was $52,075. Our total expenditures over the next twelve months are anticipated to be $4,471,047. Accordingly, we will require financing to fund our operations for the next twelve months. If we are unable to obtain additional financing, our business plan will be significantly delayed until a point in time when we would be able to secure the necessary financing. We anticipate that any financing will be an equity financing. However, there is no assurance that we will be able to secure the necessary financing.

22 of 45

Merger and Acquisition

On December 31, 2003, we completed a share exchange agreement with EYI Nevada, pursuant to which we changed our name to “EYI Industries, Inc.”. Under the terms of the Exchange, certain of the EYI Shareholders issued 15,372,733 shares of EYI Nevada common stock to us in exchange for 117,991,875 shares of our common stock. We also approved an increase in the number of our authorized common stock shares to 534,278,000 prior to the finalization of this acquisition. Also, prior to the recapitalization we sold approximately $550,000 of common stock and warrants as part of a private placement. These stock sales were in anticipation of the acquisition and recapitalization, and as such, are reflected as financing cash flows.

As we were a non-operating public company with limited assets, the substance of the acquisition transaction with EYI Nevada was a capital transaction, rather than a business combination. The transaction is equivalent to the issuance of stock by EYI Nevada for our net assets, accompanied by a recapitalization. EYI Nevada is the successor corporation for accounting purposes. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles are recorded. Our substantial asset that was acquired by EYI Nevada in connection with the Exchange was approximately $32,500 in cash. The liabilities acquired by EYI Nevada in the acquisition totaled approximately $11,800.

Six Months Ended December 31, 2003 Compared to Year Ended June 30, 2003

Results of Operations

During the six month period ended December 31, 2003 we had total revenues of $4,313,579 and gross profits of $1,467,779 compared to revenues of $14,390,049 and gross profits of $3,878,343 during the year ended June 30, 2003.

We incurred operating expenses in the amount of $2,446,108 for the six months ended December 31, 2003, compared to $5,523,775 for the year ended June 30, 2003. Our operating expenses consist principally of salaries and other personnel costs for our administrative staff, rent, legal and professional fees, consulting fees, sales and marketing expenses and warehouse expenses. As a percentage of revenues, operating expenses increased from 38.3% during the year ended June 30, 2003 to 56.7% during the six months ended December 31, 2003, primarily as a result of lower revenues.

We incurred professional fees in the amount of $145,001 during the six months ended December 31, 2003, compared to $354,356 for the year ended June 30, 2003. These professional fees were primarily attributable to our filing a registration statement under the Securities Act of 1933, the reorganization of our company and our becoming reporting company under the Securities Exchange Act of 1934.

Net Loss

We incurred a loss before other items of $969,987 for the six months ended December 31, 2003, compared to a loss before other items of $1,644,456 for the year ended June 30, 2003. Our loss before other items was attributable entirely to operating expenses.

Liquidity and Financial Condition

We had cash and cash equivalents in the amount of $52,075 as of December 31, 2003. We had a working capital deficit of $1,265,833 as of December 31, 2003.

During the year ended December 31, 2003, we completed a private placement financing of 3,573,924 units with twenty three investors at a price of $0.14 per unit for total proceeds of $500,349. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at the price of $0.20 per share. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Rule 506 of Regulation D of the Securities Act on the basis that each purchaser is an “accredited investor”, as defined under Rule 501 of Regulation D of the Act.

23 of 45

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above under Plan of Operations. In total, we anticipate that we will require a minimum of approximately $4,471,047 over the next twelve months to pay for our ongoing expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our accrued liabilities. We have no arrangements in place for any additional financing and there is no assurance that we will achieve the required additional funding. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements included in this annual report.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

Revenue Recognition

We recognize revenue from product sales upon shipment to independent distributors, our customers. Revenue from administration fees is recognized upon collection from independent distributors.

Long-lived Assets

We review the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets.

RISK FACTORS

We have a limited operating history, an accumulated deficit and may have continued losses for the foreseeable future with no assurance of profitability. As of December 31, 2003 we had an accumulated deficit of $1,265,833. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

Our auditor’s report contains a going concern qualification. As shown in the financial statements accompanying this Annual Report, we had a working capital deficit of $1,265,833 as of December 31, 2003.

24 of 45

We are currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about our ability to continue as a going concern.

Management has established plans designed to increase the sales of our products, and decrease debt. We plan on continuing to reduce expenses, and with small gains in any combination of network sales, direct sales, international sales, and warehouse sales, believe that we will eventually be able to reverse the present deficit. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement our business plan. Management plans include negotiations to convert significant portions of existing debt into equity.

The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

We are dependent on our IBAs for our product marketing efforts. Our success and growth depend upon our ability to attract, retain and motivate our network of IBAs (short for Independent Business Associates) who market our products. IBAs are independent contractors who purchase products directly from us for resale and their own use. IBAs typically offer and sell our products on a part-time basis and may engage in other business activities, possibly including the sale of products offered by our competitors. Typically, we have non-exclusive arrangements with our IBAs which may be canceled on short notice and contain no minimum purchase requirements. While we encourage IBAs to focus on the purchase and sale of our products, they may give higher priority to other products, reducing their efforts devoted to marketing our products. Also, our ability to attract and retain IBAs could be negatively affected by adverse publicity relating to us, our products or our operations. In addition, as a result of our network marketing program, the down-line organizations headed by a relatively small number of key IBAs are responsible for a significant percentage of total sales.

The loss of a significant number of IBAs, including any key IBA, for any reason, could adversely affect our sales and operating results, and could impair our ability to attract new IBAs. There is no assurance that our network marketing program will continue to be successful or that we will be able to retain or expand our current network of IBAs.

Government regulation by the Food and Drug Administration and other federal and state entities of our products can impact our ability to market products. We market products that fall under two types of Food and Drug Administration regulations: dietary supplements and personal care products. In general, a dietary supplement:

  is a product (other than tobacco) that is intended to supplement the diet that bears or contains one or more of the following dietary ingredients: a vitamin, a mineral, a herb or other botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total daily intake, or a concentrate, metabolite, constituent, extract, or combinations of these ingredients.

  is intended for ingestion in pill, capsule, tablet, or liquid form.

  is not represented for use as a conventional food or as the sole item of a meal or diet.

  is labeled as a “dietary supplement.”

Personal care products are intended to be applied to the human body for cleansing, beautifying, promoting attractiveness, or altering the appearance without affecting the body’s structure or functions. Included in this definition are products such as skin creams, lotions, perfumes, lipsticks, fingernail polishes, eye and facial make-up preparations, shampoos, permanent waves, hair colors, toothpastes, deodorants, and any material intended for use as a component of a cosmetic product. The Food & Drug Administration has a limited ability to regulate personal care products.

25 of 45

Dietary supplements must follow labeling guidelines outlined by the FDA. Neither dietary supplements nor personal care products require FDA or other government approval or notification to market in the United States.

Under the Dietary Supplement Health and Education Act of 1994, companies that manufacture and distribute dietary supplements are limited in the statements that they are permitted to make about nutritional support on the product label without FDA approval. In addition, a manufacturer of a dietary supplement must have substantiation for any such statement made and must not claim to diagnose, mitigate, treat, cure or prevent a specific disease or class of disease. The product label must also contain a prominent disclaimer. These restrictions may restrict our flexibility in marketing our product.

We believe that all of our existing and proposed products are dietary supplements or personal care products that do not require governmental approvals to market in the United States. Our key products are classified as follows:

Dietary Supplements

•	Calorad

•	Agrisept-L

•	Oxy-Up

•	Triomin

•	Noni Plus

•	Iso-Greens

•	Definition (drops)

•	Essential Omega

Personal Care Products

•	Definition (cream)

The processing, formulation, packaging, labeling and advertising of such products, however, are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, the Consumer Products Safety Commission, the Department of Agriculture and the Environmental Protection Agency. Our activities also are subject to regulation by various agencies of the states and localities in which our products are sold. Among other things, such regulation puts a burden on our ability to bring products to market. Any changes in the current regulatory environment could impose requirements that would make bringing new products to market more expensive or restrict the ways we can market our products.

No governmental agency or other third party makes a determination as to whether our products qualify as dietary supplements, personal care products or neither. We make this determination based on the ingredients contained in the products and the claims we make for the products.

If the Federal Trade Commission or certain states object to our product claims and advertising we may be forced to give refunds, pay damages, stop marketing certain products or change our business methods. The Federal Trade Commission and certain states regulate advertising, product claims, and other consumer matters, including advertising of our products. In the past several years the Federal Trade Commission has instituted enforcement actions against several dietary supplement companies for false or deceptive advertising of certain products. We provide no assurance that:

26 of 45

  the Federal Trade Commission will not question our past or future advertising or other operations; or

  a state will not interpret product claims presumptively valid under federal law as illegal under that state’s regulations.

Also, our IBAs and their customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the Federal Trade Commission or state or local consumer affairs offices. These agencies may take action on their own initiative or on a referral from IBAs, consumers or others. If taken, such actions may result in:

  entries of consent decrees;

  refunds of amounts paid by the complaining IBA or consumer;

  refunds to an entire class of IBAs or customers;

  other damages; and
  changes in our method of doing business.

A complaint based on the activities of one IBA, whether or not such activities were authorized by us, could result in an order affecting some or all IBAs in a particular state, and an order in one state could influence courts or government agencies in other states. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on us.

If our network marketing program is shown to violate federal or state regulations, we may be unable to market our products. Our network marketing program is subject to a number of federal and state laws and regulations administered by the Federal Trade Commission and various state agencies. These laws and regulations include securities, franchise investment, business opportunity and criminal laws prohibiting the use of “pyramid” or “endless chain” types of selling organizations. These regulations are generally directed at ensuring that product sales are ultimately made to consumers (as opposed to other IBAs) and that advancement within the network marketing program is based on sales of products, rather than investment in the company or other non-retail sales related criteria.

The compensation structure of a network marketing organization is very complex. Compliance with all of the applicable regulations and laws is uncertain because of:

  the evolving interpretations of existing laws and regulations, and the enactment of new laws and regulations pertaining in general to network marketing organizations and product distribution.

We have not obtained any no-action letters or advance rulings from any federal or state securities regulator or other governmental agency concerning the legality of our operations. Also, we are not relying on a formal opinion of counsel to such effect. Accordingly there is the risk that our network marketing system could be found to be in noncompliance with applicable laws and regulations, which could have a material adverse effect on us. Such a decision could require modification of our network marketing program, result in negative publicity, or have a negative effect on IBA morale and loyalty. In addition, our network marketing system will be subject to regulations in foreign markets administered by foreign agencies should we expand our network marketing organization into such markets.

The legality of our network marketing program is subject to challenge by our IBAs. We are subject to the risk of challenges to the legality of our network marketing organization by our IBAs, both individually and as a class. Generally, such challenges would be based on claims that our network marketing program was operated as an illegal “pyramid scheme” in violation of federal securities laws, state unfair practice and fraud laws and the Racketeer Influenced and Corrupt Organizations Act. An illegal pyramid scheme is generally a

27 of 45

marketing scheme that promotes “inventory loading” and does not encourage retail sales of the products and services to ultimate consumers. Inventory loading occurs when distributors purchase large quantities of non-returnable inventory to obtain the full amount of compensation available under the network marketing program. In the event of challenges to the legality of our network marketing organization by our IBAs, there is no assurance that we will be able to demonstrate that:

  our network marketing policies were enforced, and

  the network marketing program and IBAs’ compensation thereunder serve as safeguards to deter inventory loading and encourage retail sales to the ultimate consumers.

Proceedings resulting from these claims could result in significant defense costs, settlement payments or judgments, and could have a material adverse effect on us. One of our competitors, Nutrition for Life International, Inc., a multi-level seller of personal care and nutritional supplements, announced in 1999 that it had settled class action litigation brought by distributors alleging fraud in connection with the operation of a pyramid scheme. Nutrition for Life International agreed to pay in excess of $3 million to settle claims brought on behalf of its distributors and certain purchasers of its stock.

We believe that our marketing program is significantly different from the program allegedly promoted by Nutrition for Life International and that our marketing program is not in violation of anti-pyramid laws or regulations. However, there can be no assurance that claims similar to the claims brought against Nutrition for Life International and other multi-level marketing organizations will not be made against us, or that we would prevail in the event any such claims were made. Furthermore, even if we were successful in defending against any such claims, the costs of conducting such a defense, both in dollars spent and in management time, could be material and adversely affect our operating results and financial condition. In addition, the negative publicity of such a suit could adversely affect our sales and ability to attract and retain IBAs.

A large portion of our sales is attributable to Calorad. A significant portion of our net sales is expected to be dependent upon our Calorad product. Calorad has traditionally represented more than 90% of our net sales and, although we hope to expand and diversify our product offerings, Calorad is expected to provide a large portion of our net sales in the foreseeable future. If Calorad loses market share or loses favor in the marketplace, our financial results will suffer.

Our products are subject to obsolescence. The introduction by us or our competitors of new dietary supplement or personal care products offering increased functionality or enhanced results may render our existing products obsolete and unmarketable. Therefore, our ability to successfully introduce new products into the market on a timely basis and achieve acceptable levels of sales has and will continue to be a significant factor in our ability to grow and remain competitive and profitable. In addition, the nature and mix of our products are important factors in attracting and maintaining our network of IBAs, which consequently affects demand for our products. Although we seek to introduce additional products, the success of new products is subject to a number of conditions, including customer acceptance. There can be no assurance that:

  our efforts to develop innovative new products will be successful,

  customers will accept new products, or

  that we will obtain required regulatory approvals of such new products.

In addition, no assurance can be given that new products currently experiencing strong popularity will maintain their sales over time. In the event we are unable to successfully increase the product mix and maintain competitive product replacements or enhancements in a timely manner in response to the introduction of new products, competitive or otherwise, our sales and earnings will be materially and adversely affected.

We have no manufacturing capabilities and we are dependent upon Nutri-Diem, Inc. and other companies to manufacture our products. We have no manufacturing facilities and have no present intention to manufacture any of our dietary supplement and personal care products. We are dependent upon

28 of 45

relationships with independent manufacturers to fulfill our product needs. Nutri-Diem, Inc., a related party, manufactures and supplies more than 70% of our products. We have contracts with Nutri-Diem that require us to purchase set amounts of its manufactured products for at least the next five years and possibly the next ten years. It is possible that these contracts with Nutri-Diem, Inc. could become unfavorable, and we may not be able to use other manufacturers to provide us with these services if our terms with Nutri-Diem, Inc. become unfavorable. In addition, we must be able to obtain our dietary supplement and personal care products at a cost that permits us to charge a price acceptable to the customer, while also accommodating distribution costs and third party sales compensation. Competitors who do own their own manufacturing may have an advantage over us with respect to pricing, availability of product and in other areas through their control of the manufacturing process.

We may not be able to deliver various products to our customers if third party providers fail to provide necessary ingredients to us. We are dependent on various third parties for various ingredients for our products. Some of the third parties that provide ingredients to us have a limited operating history and are themselves dependent on reliable delivery of products from others. As a result, our ability to deliver various products to our users may be adversely affected by the failure of these third parties to provide reliable various ingredients for our products.

We are materially dependent upon our key personnel and the loss of such key personnel could result in delays in the implementation of our business plan or business failure. We depend upon the continued involvement of Jay Sargeant, our President, Chief Executive Officer and Director, and Dori O’Neill, our Executive Vice President, Chief Operations Officer, Secretary, Treasurer and Director. As we are a developing company, the further implementation of our business plan is dependent on the entrepreneurial skills and direction of management. Mr. Sargeant, Mr. O’Neill guide and direct our activity and vision. This direction requires an awareness of the market, the competition, current and future markets and technologies that would allow us to continue our operations. The loss or lack of availability of these individuals could materially adversely affect our business and operations. We do not carry “key person” life insurance for these officers and directors, and we would be adversely affected by the loss of these three key employees.

We face substantial competition in the dietary supplement and personal care industry, including products that compete directly with Calorad. The dietary supplement and personal care industry is highly competitive. It is relatively easy for new companies to enter the industry due to the availability of numerous contract manufacturers, a ready availability of natural ingredients and a relatively relaxed regulatory environment. Numerous companies compete with us in the development, manufacture and marketing of supplements as their sole or principal business. Generally, these companies are well funded and sophisticated in their marketing approaches.

Depending on the product category, our competition varies. Calorad competes directly with Body Solutions, a product with different ingredients but a similar concept. Additionally, Calorad competes indirectly with food plans such as Weight Watchers and meal replacement products such as Slim Fast. Our Noni Plus product competes with Morinda and others. Our other products have similar well-funded and sophisticated competitors. Increased competitive activity from such companies could make it more difficult for us to increase or keep market share, since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities.

We may be subject to products liability claims and may not have adequate insurance to cover such claims. As with other retailers, distributors and manufacturers of products that are designed to be ingested, we face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. With respect to product liability claims, we have coverage of $5,000,000 per occurrence and $5,000,000 in the aggregate. Because our policies are purchased on a year to year basis, industry conditions or our own claims experience could make it difficult for us to secure the necessary insurance at a reasonable cost. In addition, we may not be able to secure insurance that will be adequate to cover liabilities. We generally do not obtain contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification is limited by its terms and, as a practical matter, to the creditworthiness of the other party. In the event that we do not have adequate insurance or contractual indemnification, liabilities relating to defective products could require us to pay the injured parties’ damages which are significant compared to our net worth or revenues.

29 of 45

We may be adversely affected by unfavorable publicity relating to our product or similar products manufactured by our competitors. We believe that the dietary supplement products market is affected by national media attention regarding the consumption of these products. Future scientific research or publicity may be unfavorable to the dietary supplement products market generally or to any particular product and may be inconsistent with earlier favorable research or publicity. Adverse publicity associated with illness or other adverse effects resulting from the consumption of products distributed by other companies, which are similar to our products, could reduce consumer demand for our products and consequently our revenues. This may occur even if the publicity did not relate to our products. Adverse publicity directly concerning our products could be expected to have an immediate negative effect on the market for that product.

Because we have few proprietary rights, others can provide products and services substantially equivalent to ours. We hold no patents. We believe that most of the technology used by us in the design and implementation of our products may be known and available to others. Consequently, others may be able to formulate products equivalent to ours. We rely on confidentiality agreements and trade secret laws to protect our confidential information. In addition, we restrict access to confidential information on a “need to know” basis. However, there can be no assurance that we will be able to maintain the confidentiality of our proprietary information. If our pending trademark or other proprietary rights are violated, or if a third party claims that we violate its trademark or other proprietary rights, we may be required to engage in litigation. Proprietary rights litigation tends to be costly and time consuming. Bringing or defending claims related to our proprietary rights may require us to redirect our human and monetary resources to address those claims.

Our common stock is “penny stock”, with the result that trading of our common stock in any secondary market may be impeded. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock as it is subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

30 of 45

ITEM 7.             FINANCIAL STATEMENTS.

Included with this Annual Report on Form 10-KSB are our audited financial statements for the period ended December 31, 2003 that are comprised of the following:

1.	Auditors’ Report;

2.	Audited Financial Statements for the period ended December 31, 2003, including:

	a.	Consolidated Balance Sheets as at December 31, 2003 and June 30, 2003;

	b.	Consolidated Statements of Operations for the period ended December 31, 2003 and June 30, 2003 and for the period from incorporation (June 21, 2002) to June 30, 2002;

	c.	Consolidated Statements of Stockholders’ Equity (Deficit) for the period ended December 31, 2003 and June 30, 2003 and for the period from incorporation (June 21, 2002) to June 30, 2002;

	d.	Consolidated Statements of Cash Flows for the period ended December 31, 2003 and June 30, 2003 and for the period from incorporation (June 21, 2002) to June 30, 2002;

	e.	Notes to Financial Statements.

31 of 45

EYI INDUSTRIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

WILLIAMS & WEBSTER, P.S.
Certified Public Accountants
Bank of America Financial Center
W 601 Riverside, Suite 1940
Spokane, WA 99201
(509) 838-5111

EYI INDUSTRIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

Board of Directors
EYI Industries, Inc.
Surrey, British Columbia Canada

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying consolidated balance sheets of EYI Industries, Inc., (a Nevada corporation) at December 31, 2003 and June 30, 2003, respectively, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the six months ended December 31, 2003 and the year ended June 30, 2003, and the period from June 21, 2002 through to June 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EYI Industries, Inc. as of December 31, 2003 and June 30, 2003, respectively, and the results of its operations, stockholders’ equity (deficit) and its cash flows for the six months ended December 31, 2003 and the year ended June 30, 2003, and the period from June 21, 2002 through to June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and a negative working capital position which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Williams & Webster, P.S."

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 1, 2004

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

EYI INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2003
ASSETS

CURRENT ASSETS
Cash	$52,075	$16,184
Restricted cash	223,682	223,682
Accounts receivable	52,323	26,596
Related party receivables	5,465	6,162
Prepaid expenses	28,600	36,484
Inventory	254,367	302,604
TOTAL CURRENT ASSETS	616,512	611,712

PROPERTY, PLANT AND EQUIPMENT, NET	143,439	160,611

OTHER ASSETS
Deposit	-	10,407

INTANGIBLE ASSETS	19,801	19,801

TOTAL ASSETS	$779,752	$802,531

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness	$259,977	$274,880
Accounts payable and accrued liabilities	836,751	554,830
Accounts payable - related parties	779,367	545,075
Customer deposits	6,250	46,292
TOTAL CURRENT LIABILITIES	1,882,345	1,421,077

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST IN SUBSIDIARY	468,877	485,148

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 537,278,000 shares
authorized, 148,180,670 and 118,045,603 share s issued
and outstanding, respectively	148,181	118,046
Discount on common stock	(53,598)	(53,598)
Additional paid-in capital	873,805	484,281
Stock warrants	82,552	-
Accumulated deficit	(2,622,410)	(1,652,423)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,571,470)	(1,103,694)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$779,752	802,531

The accompanying notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

						From
						June 21, 2002
		Six Months Ended		Year Ended		(Inception) to
		December 31, 2003		June 30, 2003		June 30, 2002

REVENUE		$4,313,579		$14,390,049		$-

COST OF GOODS SOLD		2,845,800		10,511,706		-

GROSS PROFIT		1,467,779		3,878,343		-

OPERATING EXPENSES
Consulting fees		394,200		765,580		-
Legal and professional		145,001		354,356		-
Customer service		488,944		1,270,297		-
Finance and administration		324,853		835,008		-
Sales and marketing		92,834		506,276		-
Telecommunications		231,318		550,480		-
Wages and benefits		547,076		959,526		-
Warehouse expense		221,882		282,252		7,967
TOTAL OPERATING EXPENSES		2,446,108		5,523,775		7,967

OPERATING LOSS		(978,329)		(1,645,432)		(7,967)

OTHER INCOME (EXPENSES)
Interest and other income		4,746		1,713		-
Interest expense		(21,879)		(12,792)		-
Foreign currency gain/(discount)		9,205		(16,697)		-
TOTAL OTHER INCOME (EXPENSES)		(7,928)		(27,776)		-

NET LOSS BEFORE TAXES		(986,257)		(1,673,208)		(7,967)

PROVISION FOR TAXES		-		-		-

NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST		(986,257)		(1,673,208)

ALLOCATION OF LOSS TO MINORITY INTEREST		16,270		28,752

NET LOSS		$(969,987)		$(1,644,456)		$(7,967)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING		128,090,625		116,102,534		15,000,000

The accompanying notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
	Number of		Paid-in	Discount on	Option/	Retained
	Shares	Amount	Capital	Common Stock	Warrants	Earnings	Total

Stock issued for cash on June 21, 2002	23,026,200	$23,026	$6,974	$-	$-	$-	$30,000

Contribution of assets, liabilities and
subsidiaries acquired at June 30, 2002	92,104,800	92,105	-	(53,598)	-	-	38,507

Net loss for period ended June 30, 2002	-	-	-	-	-	(7,967)	(7,967)

Balance, June 30, 2002	115,131,000	115,131	6,974	(53,598)	-	(7,967)	60,540

Shares issued for cash in private
placement for $1.50/share,
net of prorata share of private placement
fees of $ 61,206	2,914,603	2,915	477,307	-	-	-	480,222

Net loss for fiscal year ended

June 30, 2003	-	-	-	-	-	(1,644,456)	(1,644,456)

Balance, June 30, 2003	118,045,603	118,046	484,281	(53,598)	-	(1,652,423)	(1,103,694)

Recapitalization and share exchange	30,135,067	30,135	389,524	-	82,552	-	502,211

Net loss for fiscal year ended
December 31, 2003	-	-	-	-	-	(969,987)	(969,987)

Balance, December 31, 2003	148,180,670	$148,181	$873,805	$(53,598)	$82,552	$(2,622,410)	$(1,571,470)

The accompanying notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From
			June 21, 2002
	Six Months Ended	Year Ended	(Inception) to
	December 31, 2003	June 30, 2003	June 30, 2002
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(969,987)	$(1,644,456)	$(7,967)
Loss allocated to minority interest	(16,270)	(28,752)	-
	(986,257)	(1,673,208)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	36,756	52,688	-
Decrease (increase) in:
Related party receivables	697	66,565	-
Accounts receivable	(25,727)	(14,275)	-
Prepaid expenses	7,884	9,480	(21,500)
Inventory	48,237	(302,605)	-
Increase (decrease) in:
Accounts payable	273,549	342,864	11,467
Accounts payable - related parties	194,292	545,075	-
Customer deposits	(40,042)	46,292	-
Net cash used by operating activities	(490,611)	(927,124)	(18,000)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Increase in restricted cash	-	(223,682)	-
Purchase of property, plant and equipment	(19,584)	(82,440)	-
Purchase of trademarks and formulas	-	(21,600)	-
Increase in security deposit	10,407	(10,406)	-
Net cash used by investing activities	(9,177)	(338,128)	434

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Decrease in bank indebtedness	(14,904)	-	-
Cash received through recapitalization	550,583	-
Issuance of stock, net of private placement costs & warrants	-	994,122	30,000
Net cash provided by financing activities	535,679	1,269,002	30,000

Net increase in cash and cash equivalents	35,891	3,750	12,434

CASH - Beginning of Year	16,184	12,434	-

CASH - End of Period	$52,075	$16,184	$12,434

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Contribution of assets, liabilities and subsidiaries for stock	$-	$-	$38,507

The accompanying notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 1 – DESCRIPTION OF BUSINESS

Essentially Yours Industries, Inc., was incorporated on June 21, 2002 in the State of Nevada. The main business activities of Essentially Yours Industries, Inc. were acquired through a merger with the former entity, Burrard Capital, Inc., and other entities described in Note 4 concerning the reorganization of Essentially Yours Industries, Inc. On December 31, 2003, Essentially Yours Industries, Inc. entered into a share exchange agreement of its stock with Safe ID Corporation (“Safe ID”). This transaction is being accounted for as a share exchange and recapitalization. See Note 3. As a result of this transaction, Safe ID has changed its name to EYI Industries, Inc. (“the Company”), and is acting as the parent holding company for the operating subsidiaries.

The principal business of the Company is the marketing of health and wellness care products. The Company sells its products through network marketing distributors, which in turn, sell the products to the end customers. The Company maintains its principal business office in Surrey, British Columbia. The Company has elected to change its year-end from June 30 to December 31.

The Company has four wholly owned subsidiaries. The first subsidiary is Halo Distributions LLC (hereinafter Halo), which was organized on January 15, 1999, in the State of Kentucky. Halo is the distribution center for the Company’s product in addition to other products. The second subsidiary is RGM International Inc., which was incorporated on July 3, 1997, in the State of Nevada. RGM International Inc. is a dormant investment company, which owns 1 percent of Halo. The third subsidiary is Essentially Yours Industries (Canada) Inc. (hereinafter “EYI Canada”), which was organized on September 13, 2002, in the province of British Columbia, Canada. EYI Canada markets health and wellness care products for use in Canada. The fourth subsidiary is 642703 B.C. Ltd., doing business as EYI Management, which was organized on February 22, 2002, in the province of British Columbia, Canada. EYI Management provides accounting and marketing services to the consolidated entity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of EYI Industries, Inc., is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

EYI INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

In May 2003, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Accounting Standards no. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of the statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative instruments and Hedging Activities: (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after December 31, 2003 and for hedging relationships designated after December 31, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (hereinafter “SFAS No. 148”) on “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement provides alternative methods of transition for companies that choose to switch to the fair value method of accounting for stock options. SFAS No. 148 also makes changes in the disclosure requirements for stock-based compensation, regardless of which method of accounting is chosen. Under the new standard, companies must report certain types of information more prominently and in a more understandable format in the footnotes to the financial statements, and this information must be included in interim as well as annual financial statements. Historically, the Company has not had any stock based compensation and therefore there are no disclosure requirements of SFAS No. 148 in these financial statements.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147 (hereinafter “SFAS No. 147”) on “Acquisitions of Certain Financial Institutions.” This statement provides guidance on the accounting for the acquisition of a financial institution. The Company’s adoption of this standard does not have an effect on its financial statements.

EYI INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146,” Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. There is no impact on the Company’s financial position or results of operations from adopting SFAS No. 146.

Accounts Receivable and Bad Debts
The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. At December 31, 2003 and June 30, 2003, the Company determined that no allowance was required, as most sales are transacted via credit card or electronic transfer and therefore are considered immediately collectible.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash
Restricted cash includes deposits held in a reserve account in the amount of $223,682 at December 31, 2003 and June 30, 2003, respectively. Such deposits are required by the bank as protection against unfunded charge backs and returns of credit card transactions.

Compensated Absences
Employees of the Company are entitled to paid vacation, and sick days, depending on job classification, length of service, and other factors. The Company accrued vacation pay in the amounts of $38,000 and $39,000 at December 31, 2003 and June 30, 2003, respectively.

Cost of Sales
Cost of sales consist of the purchase price of products sold, commissions, inbound shipping charges, net of freight recovered from customers, and packaging supplies.

EYI INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At December 31, 2003 and June 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2003 and June 30, 2003.

EYI INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Foreign Currency Translation and Other Comprehensive Income
The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

As the Company’s functional currency is the U.S. dollar, and all translation gains and losses are transactional, the Company has no assets with value recorded in Canadian dollar and there is no recognition of other comprehensive income in the financial statements.

Foreign Currency Valuation and Risk Exposure
While the Company’s functional currency is the U.S. dollar and the majority of its operations are in the United States, the Company maintains its main office in Surrey, British Columbia. The assets and liabilities relating to the Canadian operations are exposed to exchange rate fluctuations. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rate during the period. The net effect of exchange difference arising from currency translation is disclosed as a separate component of stockholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Income Taxes
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company’s consolidated financial statement or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities results in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such an asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. See Note 12.

Inventories
The Company records inventories at the lower of cost or market on a first-in, first-out basis.

EYI INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Long-lived Assets
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. For the years ended December 31, 2003 and June 30, 2003, no impairments have been identified.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. See Note 6.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated.

Revenue Recognition
The Company recognizes revenue from product sales upon shipment to independent distributors, the Company’s customers. Revenue from administration fees is recognized upon collection from independent distributors.

Advertising Expenses
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $29,073 and $75,135 for the years ended December 31, 2003 and June 30, 2003, respectively.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

EYI INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Segment Information
The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information,” (hereafter “SFAS No. 131”) which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. See Note 17.

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital of approximately $1,266,000 and an accumulated deficit incurred through December 31, 2003. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company’s products, and decrease debt. The Company plans on continuing to reduce expenses,and with small gains in any combination of network sales, direct sales, international sales, and warehouse sales, believe that they will eventually be able to reverse the present deficit. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. Management plans include negotiations to convert significant portions of existing debt into equity.

The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

EYI INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 3 – SHARE EXCHANGE AGREEMENT

On December 31, 2003, Essentially Yours Industries, Inc. completed a share exchange agreement with Safe ID Corporation (“Safe ID) and changed its name to EYI Industries, Inc. Under the terms of the agreement, the Company issued 30,153,067 shares of its common stock to the shareholders of Safe ID. In relation to this agreement and plan of recapitalization, the Company authorized a 1 for 7.6754 exchange rate of the originally issued and outstanding Essentially Yours Industries, Inc. shares. All references in the accompanying financial statements and notes to the common shares and per share amounts have been restated to reflect the reverse stock split. The Company also approved an increase in the number of its authorized common stock shares to 534,278,000 when in the months prior to the finalization of this agreement, the registrant prior to the recapitalization sold approximately $550,000 of common stock and warrants as part of private placement. These stock sales were in anticipation of this agreement and recapitalization, and as such, are reflected as financing cash flows.

As Safe ID was a non-operating public company with limited assets, the substance of the transaction with Safe ID is a capital transaction, rather than a business combination. The transaction is equivalent to the issuance of stock by the Company for the net assets of Safe ID, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles are recorded. The substantial asset of Safe ID that was acquired was approximately $32,500 in cash. The liabilities acquired by the Company under this agreement totaled approximately $11,800.

NOTE 4 – REORGANIZATION

On May 27, 2002, Mr. Jay Sargeant, a shareholder of Essentially Yours Industries, Corp. (“EYI Corp.”) agreed to acquire all of the shares of the Essentially Yours Industries, Inc. (“EYII”), along with the transfer agreement, license agreement, and agency appointment agreement as described below, in settlement of amounts owed to him. As part of this transaction, EYI Corp. agreed to provide to EYII the services outlined in a management agreement. These agreements became effective on June 30, 2002. EYII owns ninety-nine percent of Halo Distributions LLC (“HALO”). The other one percent of HALO is owned by RGM International, Inc. (“RGM”), another subsidiary of EYI Corp., which was transferred to Mr. Sargeant as additional consideration.

On June 30, 2002, the shareholder of EYII exchanged all of the outstanding shares of EYII for 12,000,000 common shares of Burrard Capital Inc (“Burrard”). Concurrent with this transaction, EYII was merged into Burrard with Burrard emerging as the surviving entity. The combined entity was renamed Essentially Yours Industries, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of EYII with EYII as the acquirer. Prior to this merger, EYII and RGM were considered to be dormant companies, with the activities of HALO being consolidated directly with EYII Corp.

EYI INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

although the legal ownership was vested in EYII and RGM. Therefore, the losses from HALO operations and the other economic impacts prior to June 30, 2002 are considered to be the separate activity of EYI Corp.

On June 30, 2002, EYII took over the sales and marketing activities of its former holding company and entered into various agreements with that Company as follows:

Transfer Agreement
As part of the aforementioned transaction and for consideration of $1, EYI Corp. transferred and assigned to EYII all of its rights, title and interest in and to the contracts with its independent business associates and any other contracts that may be identified by the parties as being inherent or necessary to the sales and marketing activities to EYII.

License Agreement
EYI Corp. licensed to EYII all of the rights, title, and interest that it may have in various intellectual properties for $1 per year for a term of 50 years. The Company has the option at any time to require EYI Corp. to transfer all of its rights, title, interest in and to the intellectual properties to the Company at the sum of $1 or such greater sum as may be determined to be the fair market value of such intellectual property as determined by agreement between the parties, by arbitration or by the appropriate taxation authorities after all assessments and appeals have been concluded.

Agency Appointment Agreement
EYI Corp. appointed EYII as the sole and exclusive agent to sell its remaining inventory on hand as of June 30, 2002 at the prices previously established, and to continue to sell at such price unless and until any change is agreed upon with EYI Corp. In consideration for its efforts, the Company is entitled to a sales commission of fifteen percent on all sales of such inventory.

Management Agreement
EYI Corp. agreed to perform various services such as administration, computer support, and sales and customer support, on behalf of EYII for a term of one year commencing June 30, 2002. The services and duties to be provided and performed by EYI Corp. for EYII shall be determined and agreed upon by the parties, from time to time, as required, provided however, it is understood and agreed that such services will primarily consist of assisting EYII in the sales and marketing business. At the date of these financial statements, the agreement had expired, and EYII was operating on a month-to-month basis for management services with EYI Corp.

The remuneration to be paid by EYII to EYI Corp. for the aforementioned services is to be negotiated by the parties from time to time, provided however, the parties agree that the remuneration to be paid shall be consistent with industry standards for the type and nature of the services or duties being provided. At the present time, EYII has agreed to pay EYI Corp. actual expenses plus a fee of 5% on these expenses.

EYI INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 5 – ACCOUNTS RECEIVABLE AND CREDIT RISK

Accounts receivable at December 31, 2003 and June 30, 2003 consist primarily of amounts due from third parties for distribution services provided by Halo.

NOTE 6 – PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to seven years. The following is a summary of property, equipment and accumulated depreciation at December 31, 2003 and June 30, 2003.

	December 31, 2003		June 30, 2003
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Warehouse equipment	$223,927	$175,353	$223,927	$159,359
Furniture and fixtures	18,698	15,453	18,527	14,074
Computer Equipment
& Software	115,392	40,265	95,527	22,756
Office equipment	3,510	2,909	3,510	2,616
Leasehold
improvements	32,523	16,631	32,523	14,598
Total	394,050	$250,611	374,014	$213,403
Less: accumulated
depreciation	250,611		213,403
Total property, plant
and equipment, net	$143,439		$160,611

Depreciation expense for the periods ended December 31, 2003 and June 30, 2003 was $36,756 and $50,888, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of rights, title, and interest in and to the contracts with the Company’s independent business associates as well as the rights and licenses to trademarks and formula for the Company’s primary products. These rights and licenses were obtained from its former holding Company pursuant to a transfer agreement, as well as from the Company’s primary shareholder. See Notes 4 and 9.

Trademarks and Formulas
Costs relating to the purchase of trademarks and formulas were capitalized and amortized using the straight-line method over ten years, representing the estimated life of the assets.

EYI INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

The following is a summary of the intangible assets at December 31, 2003 and June 30, 2003:

		Accumulated	Net
	Cost	Amortization	Amount
Balance, June 30, 2003	$21,601	$(1,800)	$19,801
Activity in next six months	-	-	-
Balance, December 31, 2003	$21,601	$(1,800)	$19,801

NOTE 8 – BANK INDEBTEDNESS

Bank indebtedness consists of checks written in excess of funds on deposit. The underlying bank is used as an imprest account with automatic transfers from the Company’s general account as checks are presented.

NOTE 9 – CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2003 and June 30, 2003, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 537,278,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization in June 2002, the Company issued 23,026,200 shares of common stock for a total of $30,000 cash.

Pursuant to the merger agreement as discussed in Note 4, an additional 92,104,800 shares of common stock were issued to the shareholder of Essentially Yours Industries, Inc. The transaction was valued at $38,507, representing the basis of Essentially Yours Industries, Inc. in the assets, liabilities and subsidiaries that it contributed to Burrard Capital, Inc. At the completion of the merger, the Company changed its name from Burrard Capital, Inc. to Essentially Yours Industries, Inc.

EYI INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

In August, 2002, the Company sold, under a private placement offering, 5,400,043 shares of common stock at approximately $0.18 per share for a total of $994,122 in cash, net of private placement costs of $61,206. Of these 5,400,043 shares, 2,485,440 were purchased for $513,900, and were determined to be shares related to a minority interest, and were subsequently reclassified on the balance sheet as minority interest in subsidiary. Minority shareholders hold approximately a 1.64% interest in the Company at December 31, 2003.

On December 31, 2003, the Company completed an acquisition agreement with Safe ID, and at the completion of the merger, the Company changed its name from Essentially Yours Industries, Inc. to EYI Industries, Inc. In connection with this reverse merger, the Company issued 30,153,067 shares of its common stock and warrants to the shareholders of Safe ID. This acquisition was valued at $502,211. See Note 3 and 11. This transaction resulted in a discount on common stock of $53,398. See Note 10.

NOTE 10 – DISCOUNT ON COMMON STOCK

On December 31, 2003, as a result of the share exchange agreement between Safe ID and Essentially Yours Industries, Inc., a discount on common stock was recorded in the amount of $53,598 to reflect the partial deficit in the par value of the stock received in the share exchange. This is the result of the recorded par value of the stock exceeding the original value of the assets exchanged. At the point in time when the Company’s board of directors authorizes a resolution to do so, the Company will close the discount on common stock account to the additional paid-in capital account.

NOTE 11 – COMMON STOCK WARRANTS

During the period ended December 31, 2003, in connection with the recapitalization and reverse merger acquisition, the Company issued warrants to purchase 2,751,746 shares of common stock with an exercise price of $0.20 and term of two years. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: share price at $0.11, risk free interest rate of 4%, expected life of 2 years, and expected volatility of 110% with no dividends expected to be paid. The Company recorded an expense for the value of the warrants based upon these Black Scholes assumptions of $0.03 per warrant, or $82,552.

	Number of	Weighted Average	Average Exercise
	Warrants	Remaining Life	Price
Outstanding and
exercisable	2,751,746	2	$0.11

EYI INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 12 – INCOME TAXES

The significant components of the deferred tax asset at December 31, 2003 and June 30, 2003 were as follows:

	December 31,	June 30,
	2003	2003
Deferred tax asset:
Net operating loss carryforward	$871,590	$531,855
Less valuation allowance for tax asset	(871,590)	(531,855)
Net deferred tax asset	$-	$-

At December 31, 2003 and June 30, 2003, the Company has net operating loss carryforwards of approximately $2,563,500 and $1,564,279, respectively, which expire in the years 2022 through 2023. The change in the allowance account from June 30, 2003 to December 31, 2003 was $339,735.

The Company’s subsidiaries in Canada are required to file income tax returns in British Columbia, Canada. The losses from operations are allocated to both United States and Canadian operations.

NOTE 13 – COMMITMENTS

Purchase Agreement
On June 30, 2002, the Company entered into a distribution and license agreement with a company in which one of the Company’s directors has an ownership interest. The agreement gives the Company the exclusive right to market, sell and distribute certain products for a five-year renewable term. Management estimates that 90% of the Company’s sale volume results from products supplied under this licensing agreement.

Pursuant to the agreement, the Company is required to purchase the following amounts of product during the term of the agreement:

June 1, 2003 – May 31, 2004	$7,000,000
June 1, 2004 – May 31, 2005	$20,000,000
June 1, 2005 – May 31, 2006	$50,000,000
June 1, 2006 – May 31, 2007	$50,000,000

In the event that the Company is unavailable to meet the minimum purchase requirements of the licensing agreement or the terms requiring it to pay 15% of the difference between the minimum purchase amount referred to above and actual purchases for that year in which there is a shortfall, then the licensor has various remedies available to it including, renegotiating the agreement, removing exclusivity rights, or terminating the agreement.

EYI INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

As of the date of these financial statements, the licensor has not made any additional demands of the Company.

Lease Payments
The Company has operating lease commitments for its premises, office equipment and an automobile. The minimum annual lease commitments are as follows:

Year ended December 31,	Minimum

2004	$208,096
2005	57,220
2006	5,220
2007	5,220
2008	1,740

NOTE 14 – CONTINGENCIES

Agency Appointment Agreement
As described in Note 4, the Company effectively acquired from EYI Corp. the various rights needed to continue the sales and marketing activity of EYI Corp. Both the transfer agreement and intellectual property license agreement were not negotiated between parties on an arms length basis. The agreements contain clauses that call for fair market value price adjustments payable to EYI Corp. should either of the parties by agreement, arbitration, tax assessment or through a third party action determine the consideration be less than fair market value. The value of the property transferred was based upon an outside professional valuation report and resulted in a reduction of accumulated dividends owed to Mr. Sargeant by EYI Corp. of $360,000, which became his basis in his stock in Essentially Yours Industries, Inc.. The assets transferred by EYI Corp. to Essentially Yours Industries, Inc.. were transferred based upon their original cost less accumulated depreciation and amortization in accordance with generally accepted accounting principles.

Other Matters
The Company’s predecessor organization, Essentially Yours Industries Corp. (“EYIC”), a British Columbia corporation, has outstanding claims from the Internal Revenue Service for penalties and interest of approximately $2,000,000. Furthermore, one or more states may have claims against EYIC for unpaid state income taxes. Management believes that these claims are limited solely to EYIC and that any prospective unpaid tax claims against the Company are remote and unable to be estimated.

EYI INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 15 - LOAN PAYABLE

The Company issued a promissory note, related to consulting fees, for a total of $27,500 on December 15, 2003. The note bears interest at the rate of 10% per annum, calculated daily from January 30, 2004 should the note not be repaid by that date. The note is currently in default and interest continues to accrue.

NOTE 16 – CONCENTRATIONS

Bank Accounts
The Company maintains its cash accounts in a single commercial bank. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States. The Company also maintains funds in commercial banks in Vancouver, British Columbia, in which funds in U.S. dollars are not insured. At December 31, 2003 and June 30, 2003, a total of $1,675 and $5,000, respectively, was not insured.

Foreign Operations
The accompanying balance sheet includes assets of approximately $155,000 and $629,000 at December 31, 2003 and June 30, 2003, respectively, relating to the Company’s operations in Canada. Although the country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Economic Dependence
During the year, the Company purchased approximately 90% of its products for resale from one company, Nutri-Diem Inc., which is the sole supplier of the Company’s flagship product Calorad. Pursuant to a purchase agreement, the Company is subject to minimum purchases per annum. See Note 13.

NOTE 17 – SEGMENT REPORTING

The Company is organized into two reportable segments – EYI Industries, Inc. and Halo. The two segments have different strategic goals and are managed separately. EYI Industries, Inc., the first reportable segment, is a selling and marketing company. The second reportable segment, Halo, operating as a distribution center, derives approximately 90% of its activities from distributing products for the Company and its subsidiaries.

The following tables present information about the two segments for December 31, 2003 and June 30, 2003:

EYI INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

	Six Months Ended December 31, 2003
	EYI Ind., Inc.	Halo	Eliminations	Consolidated

External Revenue	$4,218,961	$94,618	$-	$4,313,579
Operating Loss	$(855,762)	$(85,656)	$-	$(941,418)
Loss Before
Income Taxes	$(900,601)	$(85,656)	$-	$(986,257)
Depreciation	$13,792	$22,964	$-	$-
Interest Expense	$21,879	$-	$-	$-
Identifiable Assets	$547,334	$160,542	$-	$707,876
General corporate
assets				19,801
Total assets				$727,677

	Year Ended June 30, 2003
	EYI Ind., Inc.	Halo	Eliminations	Consolidated

External Revenue	$14,306,684	$83,365	$-	$14,390,049
Operating Loss	$(1,526,387)	$(119,045)	$-	$(1,645,432)
Loss Before
Income Taxes	$(1,554,163)	$(119,045)	$-	$(1,673,208)
Depreciation	$9,093	$41,795	$-	$50,888
Interest Expense	$11,272	$1,520	$-	$12,792
Identifiable Assets	$584,655	$198,075	$-	$782,730
General corporate
assets				19,801
Total assets				$802,531

The accounting policies for the two reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its operating segments based on operating income.

EYI INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 18 – RELATED PARTY TRANSACTIONS

Information related to related party transactions regarding the reorganization can be found in Note 4. Related party information on intangibles is located in Note 7. Related party commitments are located in Note 13.

Accounts payable to related parties represents amounts due to the president and chief executive officer for services preformed during the last year. These payables are non-interest bearing and non-collateralized.

During the year, the Company purchased approximately 90% of its products for resale from one company, Nutri-Diem Inc., which is owned in part by a director of the Company. See Note 13 and 15.

From time to time, the Company receives funds from related parties in the form of loans. These are recorded as unsecured, non-interest bearing, short-term loans, payable upon demand. At December 31, 2003, there was one related party loan in the amount of $50,000.

NOTE 19 - SUBSEQUENT EVENTS

On March 24, 2004, the Company entered into a promissory note for monies received in the amount of $10,000. The note is due on demand and interest accrues at the rate of 5% per annum.

ITEM 8.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 15, 2004, SmytheRatcliffe resigned as our independent accountants. On January 15, 2004 our board of directors decided to engage Williams & Webster, P.S. to serve as our independent accountants and approved the change of independent accountants. Since October 2002, the firm of Williams & Webster has been the auditors of record for Essentially Yours Industries, Inc. ("EYI"), a Nevada company, which became our majority-owned subsidiary as a result of the Exchange on December 31, 2003.

The reports of SmytheRatcliffe on our consolidated financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and, except for a "going concern" qualification, were not qualified or modified as to audit scope or accounting principles.

During our two most recent fiscal years, and the subsequent interim periods preceding SmytheRatcliffe's resignation, we had no disagreements with SmytheRatcliffe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SmytheRatcliffe, would have caused SmytheRatcliffe to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such years and interim periods. We believe that during our two most recent fiscal years and the subsequent interim periods preceding SmytheRatcliffe's resignation, there were no "reportable events," as defined in Item 304(a)(1)(v) of Regulation S-K. We reported the change in accountants on Form 8-K on January 21, 2004. On January 22, 2004 we filed a Form 8-K/A containing a letter from SmytheRatcliffe, addressed to the SEC, stating that it agreed with the statements concerning SmytheRatcliffe in such Form 8-K.

ITEM 8A.            CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Jay Sargeant and Chief Financial Officer, Rajesh Raniga. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our fiscal year ended December 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

32 of 45

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

33 of 45

PART III

ITEM 9.             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following tables set forth information regarding our current executive officers and directors:

Name	Age	Position with the Company	Date First Elected or Appointed
Jay Sargeant	56	President, Chief Executive Officer and Director	Director, Chief Executive Officer and President since December 31, 2003
Dori O’Neill	44	Executive Vice-President, Treasurer, Chief Operations Officer, Secretary and Director	Executive Vice-President, Treasurer, Chief Operations Officer, Secretary and Director since December 31, 2003
Rajesh Raniga	38	Chief Financial Officer	Chief Financial Officer since December 31, 2003
Bruce Nants	53	Director	Director since March 1, 2004

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Jay Sargeant. Mr. Sargeant has been our President, Chief Executive Officer and a member of our Board of Directors since December 31, 2003. Mr. Sargeant graduated from Boston State College in 1979 with a Bachelors Degree in English Literature and Psychology. From 1995 until June 30, 2002, the date of our merger with Essentially Yours Industries, Inc., Mr. Sargeant was a director of Essentially Yours Industries, Corp. a Canadian Federal corporation and our Affiliate. Mr. Sargeant has resigned as a member of the Board of Directors of Essentially Yours Industries, Corp. to concentrate on our sales and marketing efforts. Mr. Sargeant was a founder of Essentially Yours Industries, Corp.

Dori O’Neill. Mr. O’Neill has been our Executive Vice President, Chief Operations Officer and a member of our Board of Directors since December 31, 2003. From 1997 to June 2002, Mr. O’Neill served as a Vice President and a member of the Board of Directors of Essentially Yours Industries Corp., a Canadian Federal corporation and our Affiliate, from December 2001 to June 2002. From 1994 through 1998 Mr. O’Neill was a self-employed consultant.

Bruce Nants. Mr. Nants has been a member of our Board of Directors since March 1, 2004. Mr. Nants is an attorney and has practiced since 1978 as a sole practitioner.

Rajesh Raniga. Mr. Raniga has been our Chief Financial Officer since December 31, 2003. Mr. Raniga is a Certified General Accountant. From 1989 to present Mr. Raniga has practiced with Delves Freer Anderson Raniga Caine as a general partner. In his private practice, prior to joining us, he specialized in auditing publicly-listed companies as well as acquisitions and mergers. He has also sat on the Board of Directors and served as the Chief Financial Officer of Uniserve Communications Services Inc., an internet service provider listed on the TSX Venture Exchange in Canada.

Family Relationships

There is no family relationship between any of our officers or directors.

34 of 45

Term of Office

Our directors hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified. Our officers hold office until their death, or until they shall resign or have been removed from office.

Committees of the Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, or any other committees. However, our board of directors is considering establish various committees during the current fiscal year.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached to this Annual Report on Form 10-KSB. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2003 all such filing requirements applicable to our officers and directors were complied with.

35 of 45

ITEM 10.            EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information on the annual compensation for each of the last three years paid to our chief executive officer and those executive officers that earned in excess of $100,000 during the three most recently completed fiscal years:

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compen- sation
Jay Sargeant(1)	President, CEO and Director	2003 2002	0 0	0 0	$240,000(4) $20,000(4)	0	0	0	0
Dori O’Neill(2)	Chief Operations Officer, Secretary, Treasurer and Director	2003 2002	0 0	0 0	$180,000(5) $15,000(5)	0 0	0 0	0 0	0 0
Maurizio Forigo(3)	Former President and CEO	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)	Mr. Sargeant was appointed as our President and Chief Executive Officer on December 31, 2003.
(2)	Mr. O’Neill was appointed as our Executive Vice-President, Chief Operations Officer, Secretary, Treasurer on December 31, 2003.
(3)	Mr. Forigo resigned as our President and CEO on December 31, 2003.
(4)
We paid management consulting fees to Flaming Gorge, Inc. (“FGI”), a private company controlled by Mr. Sargeant, our President, CEO and director, for accounting, financial and administrative services provided to our company and our subsidiaries by Mr. Sargeant at the rate of $20,000 per month, on a month to month basis commencing November
5, 2002. The agreement is for an initial five year term which is automatically renewable upon expiry of the five year period on a year to year basis.

(5)
We paid management consulting fees to O'Neill Enterprises Inc. (“O’Neill”), a private company controlled by Mr. O’Neill, our Executive Vice-President, COO, Secretary, Treasurer and director, for accounting, financial and administrative services provided to our company and our subsidiaries by Mr. O’Neill at the rate of $15,000 per month, on a month to month basis commencing November 5, 2002. The agreement is for an initial five year term which is automatically renewable upon expiry of the five year period on a year to year basis. Effective January 1, 2004, we increased the consulting fees payable to O’Neill to $20,000 per month.

STOCK OPTION GRANTS

We did not grant any stock options to the executive officers or directors from inception through December 31, 2003.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our officers, directors or employees during the financial year ended December 31, 2003.

OUTSTANDING STOCK OPTIONS

As at December 31, 2003 we do not have any stock options outstanding.

36 of 45

COMPENSATION ARRANGEMENTS

Compensation of Directors

All of our directors receive reimbursement for out-of-pocket expenses for attending Board of Directors meetings. From time to time we may engage certain members of the Board of Directors to perform services on behalf of the Company and may compensate such persons for the performance of those services.

In November 2002, we entered into a consulting agreement with Flaming Gorge, Inc., a company controlled by Jay Sargeant, our President, Chief Executive Officer and a member of our Board of Directors. Pursuant to this agreement, we agreed to pay Flaming Gorge, Inc. $20,000 per month in consideration of management consulting services provided by Mr. Sargeant to us. The agreement automatically renews on a year-to-year basis at the end of the initial five (5) year term.

In November 2002, we entered into a consulting agreement with O’Neill Enterprises, Inc., a company controlled by Dori O’Neill, our Executive Vice President, Chief Operations Officer, Secretary, Treasurer and a member of our Board of Directors. Pursuant to the agreement, we agreed to pay $15,000 per month in consideration of management consulting services provided by Mr. O’Neill to us. This agreement automatically renews on a year-to-year basis at the end of the initial five (5) year term. Effective January 1, 2004, we increased the consulting fees payable to O’Neill Enterprises, Inc., to $20,000 per month for management consulting services provided by Mr. O’Neill to us.

Participation as IBAs

Several of our Officers and Directors or their family members may participate in our business as IBAs. The mother and daughter of our President and CEO, Jay Sargeant, are presently IBAs.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

37 of 45

ITEM 11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 12, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	Jay Sargeant 3324 Military Avenue Los Angeles, California	91,924,538 Direct and Indirect(2)	61.6%
Common Stock	Dori O’Neill 6520 Walker Avenue Burnaby, British Columbia Canada	7,368,384 shares Direct	4.93%
Common Stock	Bruce Nants 1999 West Colonial Drive Suite 211 Orlando, Florida	774,286 shares Direct	0.5%
Common Stock	Rajesh Raniga 13357-56 Avenue Surrey, British Columbia Canada	0 shares	0%
Common Stock	All Officers and Directors as a Group (4 persons)	100,067,208 shares Direct	67.05%
Common Stock	Barry Larose 20080 84th Avenue Langley, British Columbia Canada	23,643,302 shares Direct	15.8%
Common Stock	Michel Grise 1617 Des Mesauges St. Bruno, Quebec Canada	18,228,891 shares Direct and Indirect	12.21%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of our common stock actually outstanding on April 12, 2004. As of April 12, 2004, there were 149,224,447 shares of our common stock issued and outstanding.

38 of 45

(2)
The shares are held as follows: (i) 50,000 shares are held by Northern Colorado, Inc., a company controlled by Mr. Sargeant; (ii) 65,477,302 shares are held in the Jay Sargeant Trust, of which Mr. Sargeant is the Trustee.

Mr. Sargeant has granted to the beneficiaries named in the trust the right to receive any cash distributions on the shares and has agreed to add to the trust corpus any stock dividends or shares granted in respect of, or in exchange for, the shares currently held in the trust. Mr. Sargeant retains the right to vote and dispose of the shares or amend the trust at any time; and (iii) 26,397,236 shares are held by Mr. Sargeant beneficially as a named beneficiary under the trust.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year. On February 17, 2004, our board of directors approved the Stock Compensation Program (the “Plan”). The Plan became effective on March 30, 2004. Under the Plan, options to purchase up to 25,000,000 shares of our common stock may be granted to our employees, officers, directors, and eligible consultants of our company. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors. Options granted become exercisable and expire as determined by the Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION AS AT DECEMBER 31, 2003
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	Nil	N/A	N/A
Total	Nil	N/A	N/A

Stock Compensation Program

On February 17, 2004, we established our Stock Compensation Program. The purpose of the Plan is to advance the interests of our company and our stockholders by strengthening our ability to obtain and retain the services of the types of employees, consultants, officers and directors who will contribute to our long term success and to provide incentives which are linked directly to increases in stock value which will inure to the benefit of all our stockholders. The Plan is administered by our Board of Directors or by a committee of two or more non-employee directors appointed by the Board of Directors (the "Administrator"). Subject to the provisions of the Plan, the Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. Options granted under the Plan may be either "incentive stock options," which qualify for special tax treatment under the Internal Revenue Code of 1986, as amended, (the “Code”), nonqualified stock options or restricted shares.

39 of 45

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options. The maximum number of shares of our common stock with respect to which options or rights may be granted under the Plan to any participant is 25,000,000 shares, subject to certain adjustments to prevent dilution.

The exact terms of the option granted are contained in an option agreement between us and the person to whom such option is granted. Eligible employees are not required to pay anything to receive options. The exercise price for incentive stock options must be no less than 85% of the fair market value of the common stock on the date of grant. The exercise price for nonqualified stock options is determined by the Administrator in its sole and complete discretion. An option holder may exercise options from time to time, subject to vesting. Options will vest immediately upon death or disability of a participant and upon certain change of control events.

The Administrator may amend the Plan at any time and in any manner, subject to the following: (1) no recipient of any award may, without his or her consent, be deprived thereof or of any of his or her rights thereunder or with respect thereto as a result of such amendment or termination; and (2) any outstanding incentive stock option that is modified, extended, renewed, or otherwise altered must be treated in accordance with Section 424(h) of the Code.

The Plan terminates on March 30, 2014 unless sooner terminated by action of the Board of Directors. All awards granted under the Plan expire ten years from the date of grant, or such shorter period as is determined by the Administrator. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased thereunder may again be available for issuance under the Plan.

We filed a registration statement under the Securities Act of 1933, as amended, to register the 25,000,000 shares of our common stock reserved for issuance under the Plan on March 30, 2004.

ITEM 12.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; and
  Any relative or spouse of any of the foregoing persons who has the same house as such person.

In November 2002, we entered into a consulting agreement with Flaming Gorge, Inc., a company controlled by Mr. Sargeant. Pursuant to this agreement, we agreed to pay Flaming Gorge, Inc. $20,000 per month in consideration of management consulting services provided by Mr. Sargeant to us. The agreement automatically renews on a year-to-year basis at the end of the initial five (5) year term.

In November 2002, we entered into a consulting agreement with O’Neill Enterprises, Inc., a company controlled by Dori O’Neill, our Executive Vice President, Chief Operations Officer, Secretary, Treasurer and a member of our Board of Directors. Pursuant to the agreement, we agreed to pay $15,000 per month in consideration of management consulting services provided by Mr. O’Neill to us. This agreement automatically renews on a year-to-year basis at the end of the initial five (5) year term.

On May 27, 2002, pursuant to a Declaration of Trust and the revised First Amendment to Trust Agreement dated December 23, 2003, Jay Sargeant, our President, Chief Executive Officer and a member of our Board of Directors, agreed that in the event he becomes the owner of stock in EYI Nevada, and/or RGM

40 of 45

International, Inc., a Nevada corporation, he will hold stock in trust for the below listed persons. As at December 23, 2003 Mr. Sargeant held 11,970,000 shares of common stock of EYI Nevada, allocated as follows:

Name	Number of Shares
Jay Sargeant	3,439,200
Barry LaRose	3,080,400
Michel Grise	2,240,400
Dori O’Neill	960,000
Thomas Viccars	960,000
Kristan Sargeant	480,000
Rena Davis	240,000
Donna Keay	180,000
Janet Carpenter	180,000
Shauna Browne	120,000
Harnek Chandi	90,000

On December 31, 2003, we completed a share exchange with certain shareholders (the "EYI Shareholders") of EYI Nevada, pursuant to which we issued shares of our common stock to the EYI shareholders in exchange for the shares of EYI Nevada common stock held by them. Mr. Sargeant, our President, Chief Executive Officer and a member of our board of directors, held shares in EYI Nevada, and, based on the conversion ratio in the share exchange, Mr. Sargeant acquired 91,874,538 shares in the exchange. Prior to the exchange, Northern Colorado, Inc., a company in which Mr. Sargeant is a principal, already owned 50,000 shares, all of which Mr. Sargeant may be deemed to be the beneficial owner. Following the exchange, the total number of shares of which Mr. Sargeant has beneficial ownership is 91,924,538. Of these shares, 65,477,302 shares are held in the Jay Sargeant Trust. Mr. Sargeant is the trustee of the trust, and he has retained the right to vote and dispose of the shares and to revoke or amend the trust at any time. Mr. Sargeant is also a named beneficiary of the Trust with respect to 26,397,236 shares.

Also, in connection with the Exchange we entered into the following transactions and agreements:

1.
We offered to Michel Grise, an EYI Shareholder, 357,143 shares of common stock and 357,143 warrants to purchase additional shares of common stock at a price of $0.20 per share in satisfaction of a loan from Mr. Grise to EYI Nevada in the aggregate principal amount of $50,000, plus interest. Mr. Grise accepted our offer, and the shares and warrants were issued to Mr. Grise on December 31, 2003; and

2.
We entered into a Registration Rights Agreement on December 31, 2003 with the EYI Shareholders, pursuant to which EYI Shareholders were granted the right to request us to register up to 10% of the shares of our common stock issued to each EYI Shareholder upon the filing of any registration statements by us (other than registration statements on Form S-8 or Form S-4 or other limited purpose).

During the year ended December 31, 2003, we purchased approximately 70% of our products for resale from Nutri-Diem Inc., a company owned in part by a director of our company.

41 of 45

ITEM 13.            EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Transfer/Assignment, dated as of May 27, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company.(1)
10.2	License of Intellectual Property, dated as of June 30, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company.(1)
10.3	Agency Appointment Agreement, dated as of June 30, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company.(1)
10.4	Management Agreement, dated as of June 30, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company.(1)
10.5
Distribution and License Agreement, dated as of June 30, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Nutri-Diem, Inc., a Canadian corporation incorporated pursuant to the laws of the Quebec Company Act.(1)

10.6	Declaration of Trust, dated as of May 27, 2002, between Jay Sargeant and twelve named trust beneficiaries.(1)
10.7
Notice to Transfer Intellectual Property Rights, dated as of August 28, 2002 from Essentially Yours Industries, Inc., a Nevada corporation, to Essentially Yours Industries, Corp., a Canadian Federal Company, and its directors.(1)

10.8
Assignment/Transfer of Intellectual Property Rights, dated as of August 28, 2002, from Essentially Yours Industries, Inc., a Nevada corporation, to Essentially Yours Industries, Corp., a Canadian Federal Company.(1)

10.9	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and Flaming Gorge, Inc.(1)
10.10	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and O’Neill Enterprises, Inc.(1)
10.11
Addendum to the Distribution and License Agreement dated as of November 7, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Nutri-Diem, Inc., a Canadian corporation incorporated pursuant to the laws of the Quebec Company Act.(1)

10.12	Form of Lock-up Agreement.(1)
10.13	Form of Subscription Documents.(1)

42 of 45

10.14	Form of IBA Application.(1)
10.15	Transfer/Assignment, dated as of May 27, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company.(1)
10.16	Merger Agreement and Plan of Reorganization, dated as of June 30, 2002, between and among Burrard Capital, Inc., a Nevada corporation; Essentially Yours Industries, Inc., a Nevada corporation; and Jay Sargeant.(1)
10.17	Share Exchange Agreement, dated November 4, 2002, by and among Safe ID Corporation, a Nevada corporation, Essentially Yours Industries, Inc., a Nevada corporation, the undersigned directors of Safe ID, and Jay Sargeant.(2)
10.18	First Amendment to Trust Agreement dated December 23, 2003, between Jay Sargeant and twelve named trust beneficiaries, revising the terms of the Declaration of Trust dated as of May 27, 2002, between Jay Sargeant and twelve named trust beneficiaries.(4)
10.19	Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, A Nevada corporation, and certain shareholders of EYI Industries, Inc., A Nevada corporation.(2)
10.19	Stock Compensation Program(3)
14.1	Code of Ethics(4)
21.1	List of Subsidiaries(4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1)	Filed as an exhibit to the Registration Statement on Form SB-2 of Essentially Yours Industries, Inc, filed with the SEC on November 12, 2002.
(2)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 8, 2004.
(3)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on March 30, 2004.
(4)	Filed as an exhibit to this Annual Report on Form 10-KSB.

43 of 45

(b) Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the last quarter of our fiscal year ended December 31, 2003. Since December 31, 2003 we filed the following Current Reports on Form 8-K:

Date of Form 8-K or 8-K/A	Date of Filing with the SEC	Description of the Form 8-K
February 26, 2004	February 26, 2004	Updating and supplementing information contained in the Form 8-K/A filed on January 21, 2004 with respect to the change of auditors.
January 22, 2004	January 22, 2004	Response letter of SmytheRatcliffe
January 21, 2004	January 21, 2004	Disclosure of change of auditors from SmytheRatcliffe to Williams & Webster, P.S.
January 7, 2004	January 8, 2004	Disclosure of closing of Share Exchange Agreement with EYI Industries, Inc. and change of control.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the six months ended December 31, 2003 and the year ended June 30, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Period Ended December 31, 2003	Year Ended June 30, 2003
Audit Related Fees	$56,710	$64,609
Tax Fees	$2,150	$1,020
All Other Fees	$1,000	$2,420
Total	$59,860	$68,147

44 of 45

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYI INDUSTRIES, INC.

By:
/s/ Jay Sargeant
Jay Sargeant
President, Chief Executive Officer,
and Director
(Principal Executive Officer)
Date: April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Jay Sargeant
Jay Sargeant
President, Chief Executive Officer,
and Director
(Principal Executive Officer)
Date: April 14, 2004

By:
/s/ Rajesh Raniga
Rajesh Raniga
Chief Financial Officer
(Principal Accounting Officer)
Date: April 14, 2004

By:
/s/ Dori O’Neill
Dori O’Neill
Chief Operating Officer, Treasurer,
Secretary and Director
Date: April 14, 2004