Form 10QSB
period 2004-03-31
EYI INDUSTRIES INC
filed 2004-05-24
CIK 1104120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to ___________

Commission File Number: 000-29803

EYI INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0407078
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3960 Howard Hughes Parkway, Suite 500
Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	(702) 296-8034

NOT APPLICABLE
(Former name, former address and former fiscal year end, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 152,424,447 shares of common stock issued and outstanding as of May 7, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

EYI INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	Unaudited	Restated
ASSETS

CURRENT ASSETS
Cash	$42,640	$52,075
Restricted cash	210,196	223,682
Accounts receivable	167,544	52,323
Related party receivables	5,241	5,465
Prepaid expenses	75,474	28,600
Inventory	221,755	254,367
TOTAL CURRENT ASSETS	722,850	616,512

PROPERTY, PLANT AND EQUIPMENT, NET	116,403	143,439

INTANGIBLE ASSETS	19,801	19,801

TOTAL ASSETS	$859,054	$779,752

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank indebtedness	$222,313	$259,977
Accounts payable and accrued liabilities	905,067	836,751
Accounts payable - related parties	873,624	779,367
Customer deposits	74,226	6,250
TOTAL CURRENT LIABILITIES	2,075,230	1,882,345

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST IN SUBSIDIARY	463,387	468,877

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding
Common stock, $0.001 par value; 537,278,000 shares
authorized, 149,891,900 and 148,180,670 share s issued
and outstanding, respectively	149,892	148,181
Discount on common stock	(53,598)	(53,598)
Additional paid-in capital	959,970	827,972
Stock warrants	213,916	128,385
Accumulated deficit	(2,949,743)	(2,622,410)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,679,563)	(1,571,470)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$859,054	$779,752

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

		Three Months		Three Months
		Ended		Ended
		March 31, 2004		March 31, 2003
		Unaudited		Unaudited

REVENUE		$1,529,195		$3,656,657

COST OF GOODS SOLD		832,095		2,736,201

GROSS PROFIT		697,100		920,456

OPERATING EXPENSES
Consulting fees		152,520		231,310
Legal and professional		20,052		118,550
Customer service		124,339		318,330
Finance and administration		219,223		208,904
Sales and marketing		27,556		29,513
Telecommunications		105,062		106,877
Wages and benefits		252,066		253,520
Warehouse expense		105,060		139,294
TOTAL OPERATING EXPENSES		1,005,878		1,406,298

OPERATING LOSS		(308,778)		(485,842)

OTHER INCOME (EXPENSES)
Interest and other income		6,238		108
Interest expense		(21,480)		(2,321)
Foreign currency gain/(discount)		(8,803)		(32,186)
TOTAL OTHER INCOME (EXPENSES)		(24,045)		(34,399)

NET LOSS BEFORE TAXES		(332,823)		(520,241)

PROVISION FOR TAXES		-		-

NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST		(332,823)		(520,241)

ALLOCATION OF LOSS TO MINORITY INTEREST		5,490		-

NET LOSS		$(327,333)		$(520,241)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING		149,090,095		118,045,603

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
	Number of		Paid-in	Discount on	Option/	Retained
	Shares	Amount	Capital	Common Stock	Warrants	Earnings	Total

Stock issued for cash on June 21, 2002	23,026,200	$23,026	$6,974	$-	$-	$-	$30,000

Contribution of assets, liabilities and
subsidiaries acquired at June 30, 2002	92,104,800	92,105	-	(53,598)	-	-	38,507

Net loss for period ended June 30, 2002	-	-	-	-	-	(7,967)	(7,967)

Balance, June 30, 2002	115,131,000	115,131	6,974	(53,598)	-	(7,967)	60,540

Shares issued for cash in private
placement for $1.50 per share,
net of prorata share of private placement
fees of $61,206	2,914,603	2,915	477,307	-	-	-	480,222

Net loss for fiscal year ended
June 30, 2003	-	-	-	-	-	(1,644,456)	(1,644,456)

Balance, June 30, 2003	118,045,603	118,046	484,281	(53,598)	-	(1,652,423)	(1,103,694)

Recapitalization and share exchange (restated)	30,135,067	30,135	343,691	-	128,385	-	502,211

Net loss for fiscal year ended
December 31, 2003	-	-	-	-	-	(969,987)	(969,987)

Balance, December 31, 2003 (restated)	148,180,670	148,181	827,972	(53,598)	128,385	(2,622,410)	(1,571,470)

Common stock issued at $0.20 including
warrants less expenses of $28,715	1,711,230	1,711	131,998	-	85,531	-	219,240

Net loss for fiscal year ended
March 31, 2004	-	-	-	-	-	(327,333)	(327,333)

Balance, March 31, 2004 (unaudited)	149,891,900	$149,892	$959,970	$(53,598)	$213,916	$(2,949,743)	$(1,679,563)

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2004	March 31, 2003
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(327,333)	$(520,241)
Loss allocated to minority interest	5,490	0
	(332,823)	(520,241)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	27,036	38,948
Decrease (increase) in:
Related party receivables	224	116
Accounts receivable	(115,221)	5,692
Prepaid expenses	(46,874)	(30,585)
Inventory	32,612	(118,112)
Increase (decrease) in:
Accounts payable and accrued liabilities	68,316	18,706
Accounts payable - related parties	94,257	335,721
Customer deposits	67,976	(45,830)
Net cash used by operating activities	(204,497)	(315,585)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Decrease (increase) in restricted cash	13,486	(7,991)
Purchase of property, plant and equipment	-	(5,450)
Net cash used by investing activities	13,486	(13,441)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Decrease in bank indebtedness	(37,664)	-
Increase in bank indebtedness	-	208,981
Issuance of stock, net of private placement costs & warrants	219,240	207,335
Net cash provided by financing activities	181,576	416,316

Net increase in cash and cash equivalents	(9,435)	87,290

CASH - Beginning of Year	52,073	294,762

CASH - End of Period	$42,640	$382,052

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
      None

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

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

Basis of Presentation
The accompanying interim condensed financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2003. In the opinion of management, all required adjustments which consist of normal re-occurring accruals have been made to the financial statements.

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Recent Accounting Pronouncements
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

Restricted Cash
Restricted cash includes deposits held in a reserve account in the amount of $210,196 and $223,682 at March 31, 2004 and December 31, 2003, respectively. Such deposits are required by the bank as protection against unfunded charge backs and returns of credit card transactions.

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital of approximately $1,300,000 and an accumulated deficit incurred through March 31, 2004. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

NOTE 3– PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to seven years.

NOTE 4 – NOTES PAYABLE

On March 24, 2004, the Company entered into a promissory note for monies received in the amount of $10,000. The note is due on demand and interest accrues at the rate of 5% per annum.

NOTE 5 – CAPITAL STOCK

During the quarter ended March 31, 2004, the Company received $247,955 from the private placement sale of 857,143 shares of common stock at $0.14 per share and $854,087 shares of common stock at $0.21 per share. In addition, the purchasers of the shares received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.20 and $0.30 per share, respectively, for a period of two years.

NOTE 6 – COMMON STOCK WARRANTS

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the warrants for the quarter ended March 31, 2004;: risk-free interest rate of 4%, volatility of 110% and terms of two years.

Warrants and Prior Year Adjustment
During the quarter ended March 31, 2004, the Company determined that an additional 916,667 warrants from the reverse acquisition and share exchange with Safe Id Corporation had not been properly determined and valued at the date of the change of control nor at December 31, 2003. Correction of this error was made and is reflected in the financial statements. The warrants were valued at $45,833. The additional paid-in-capital was reduced by $45,833 and warrants accounted for in the equity section was increased by the same. There was no effect on total stockholders equity or upon net income and accumulated deficits.

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

During the quarter ended March 31, 2004, the Company received $247,955 from the private placement sale of 857,143 shares of common stock at $0.14 per share and 600,312 shares of common stock at $0.21 per share. In addition, the purchasers of the shares received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.20 and $0.30 per share, respectively, for a period of two years. As part of these transactions the fair value of the warrants was determined to be $85,531.

NOTE 7 – COMMITMENTS

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

During the quarter ended March 31, 2004, the Company negotiated the lowering of the purchasing threshold and pursuant to the agreement, the Company is required to purchase the following amounts of product during the term of the agreement:

June 1, 2003 to May 31, 2004	$1,530,000

June 1, 2004 to May 31, 2005	$3,825,000

For each year thereafter during the term of this agreement, the minimum amount of $5,355,000.

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

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

Lease Payments
The Company has operating lease commitments for its premises, office equipment and an automobile. The minimum annual lease commitments are as follows:

Year ended December 31,	Minimum
2004	$208,096
2005	57,220
2006	5,220
2007	5,220
2008	1,740

NOTE 8 – CONTINGENCIES

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

NOTE 9 – CONCENTRATIONS

Economic Dependence
During the year, the Company purchased approximately 90% of its products for resale from one company, Nutri-Diem Inc., which is the sole supplier of the Company’s flagship product Calorad. Pursuant to a purchase agreement, the Company is subject to minimum purchases per annum. See Note 13.

NOTE 10 – RELATED PARTY TRANSACTIONS

Accounts payable to related parties includes amounts due to the president and chief executive officer for services preformed during the last year, as well as other related parties and the company with which they have a signed management agreement. These payables are non-interest bearing and non-collateralized.

During the year, the Company purchased approximately 90% of its products for resale from one company, Nutri-Diem Inc., which is owned in part by a director of the Company. See Note 13.

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

NOTE 11 - SUBSEQUENT EVENT

Management Agreement
EYI Corp. has agreed to perform various services such as utilization of fixed assets and administrative assistance to the Company on a month to month basis commencing April 1, 2004. The services and duties to be provided and performed by EYI Corp. for EYII shall be determined and agreed upon by the parties, from time to time, as required, provided however, it is understood and agreed that such services will primarily consist of assisting EYII in the sales and marketing business.

The remuneration to be paid by EYII to EYI Corp. for the aforementioned services shall be the cost of actual expenses plus a fee of five (5%) percent for services provided.

Exercise of options
In April 2004, an officer of the corporation exercised 3,200,000 options in exchange for notes in the amount of $528,000.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding EYI Industries, Inc.’s (the “Company”) capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we", "us", "our", and “our company” mean EYI Industries, Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

OVERVIEW

We are in the business of selling, marketing, and distributing a product line consisting of approximately 35 nutritional products in two categories, dietary supplements and personal care products. Our most successful product is Calorad, a liquid collagen-based dietary supplement presently available on the market. These products are marketed through a network marketing program in which IBAs (Independent Business Associates) purchase products for resale to retail customers as well as for their own personal use. We have a list of over 400,000 IBAs, of which approximately 14,000 we consider “active”. An “active” IBA is one who purchased our products within the preceding 12 months. Over 6,000 of these IBAs are “very active”, and are on our automatic Auto-ship Program.

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

On an ongoing basis we review our product line for duplication and sales trends and make adjustments accordingly. As of March 31, 2004, our product line consisted of: (i) 23 dietary supplement products; and (ii) 12 personal care products consisting primarily of cosmetic and skin care products. Our products are primarily manufactured by Nutri-Diem, Inc., a related party, and sold by us under a license and distribution agreement with Nutri-Diem. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us. Our products are sold to our IBAs located in all 50 states, the District of Columbia and Canada.

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

Recent Corporate Developments

•
On May 4, 2004 we entered into a letter agreement with Eyewonder, Inc. (“Eyewonder”), pursuant to which Eyewonder agreed to manage an advertising and lead generation campaign to promote and sell our products utilizing Eyewonder’s proprietary audio-video streaming technology. In consideration of the services provided by Eyewonder under the agreement, we agreed to pay the following fees: a fee of $100,000 for product promotions, a fee of $770,000 for the implementation of a communications component for the campaign, and a fee of $140,000 for each consumer application. Under the terms of the agreement we have the option to pay fees to Eyewonder through the issuance to Eyewonder of units of our stock, each consisting one share at a price of $0.21 per share and one share purchase warrant exercisable at a price of $0.30 per share for a period of five years from the date of issuance. Eyewonder is also entitled to a fee of 8% of the gross revenue generated through all sales of products that result from responses to advertising by Eyewonder. In addition, on execution of the agreement, we agreed to issue options to purchase 1,100,000 shares of our common stock at a price of $0.22 per share to certain individuals designated by Eyewonder.

•

On June 30, 2002 we entered into a distribution and license agreement (the “License and Distribution Agreement”) with Nutri-Diem Inc. (“Nutri-Diem”), the principal of which is Michel Grise a holder of more than 10% of our outstanding common stock and director of our subsidiaries. Pursuant to the terms the License and Distribution Agreement, as amended on November 7, 2002, we were granted by Nutri-Diem an exclusive license and right to market, sale and distribute in Canada and the United States certain products owned by Michel Grise Consultant, Inc. In consideration of the grant of exclusive license and right to distribute the products specified in the License and Distribution Agreement we agreed to expend the following amounts on purchasing products of Nutri-Diem over a five year period: (i) from June 1, 2002 to May 31, 2003, $3,000,000 CDN, (ii) from June 1, 2003 to May 31, 2004, $7,000,000 CDN, (iii) from June 1, 2004 to May 31, 2005, $20,000,000 CDN, and (iv) for each year commencing on June 1, and ending on May 31 thereafter during the term of that agreement we were required to purchase products totalling $50,000,000 CDN.

On April 30, 2004 we entered into an amendment to our License and Distribution Agreement with Nutri-Diem, lowering the amount of expenditures we are required to make under the agreement. Pursuant to the terms of the amendment to the License and Distribution Agreement we are presently required to expend the following amounts on purchasing the products of Nutri-Diem over the term of the License and Distribution Agreement: (i) from June 1, 2003 to May 31, 2004, $1,530,000, from June 1, 2004 to May 31, 2005, $3,825,000, and (iii) for each year thereafter, $5,355,000.

•
Our core business is in network marketing development and sales. In 2004 we implemented some critical changes to our network marketing development and sales strategy. We analyzed our compensation structure and realized that although the plan paid the sales force more than industry standard, it was still not encouraging sales, growth, duplication or retention. After months of study, outside consulting, field leader's focus groups and senior management discussion, we made key adjustments during our first fiscal quarter in 2004 that are intended to cap the sales commission expense while at the same time promote increased network sales. We anticipate retaining a higher percentage of both customers and distributors with this new plan.

•
To further facilitate growth and benefit from certain competitive advantages conferred by the new commission plan, we have upgraded our Internet support sites, created a trainer field certification program, developed a regional training program and increased our face to face training capability. These support tools are intended to ensure compliance, mature team and territory development and assist sales growth.

•
We see international sales as a key component for our growth in the next 5 years. During the first quarter of fiscal 2004, we signed a letter of intent with Supra Group, Inc. to assist in the expansion of our marketing efforts in Spanish speaking countries including Spain, Portugal and Latin America. We believe Supra Group, Inc. have significant international experience, expertise and contacts and that this alliance will assist in our ability to expand into Spanish-speaking countries.

•
We also distribute our products through brick and mortar retail stores. We encourage and support our IBA's in placing our nutritional supplements in retail environments that include doctor's offices, spas, gyms, health food stores and pharmacies. We have recently upgraded our merchandising tools and believe that there is potential in continuing and expanding these sales.

PLAN OF OPERATIONS

Our plan of operations over the next twelve months is to undertake the following:

1.
We plan to expand the marketing of our Calorad product over the next twelve months. We feel that our main product Calorad, a 21 year old market proven product, is positioned to expand into the significant weight loss industry. We see market conditions in the US and Canada amenable to a significant growth of Calorad sales.

2.
We have plans to turn Halo, our wholly-owned warehouse facility into a profitable operation. All sales increases translate into more shipping for Halo. We have some contracts in negotiation which may increase sales at Halo. There is no assurance that the contracts we enter into will increase our sales at Halo or that Halo will become a profitable operation.

3.	We intend to upgrade our computer systems over the next twelve months. These upgrades are intended to result in improved operational efficiency and reduced overhead costs.

4.
We anticipate spending approximately $314,455 in administrative expenses over the next twelve months in maintaining our head office and our warehouse and distribution centers in Louisville, Kentucky and Surrey, British Columbia, Canada.

We anticipate that we will incur the following general operating costs over the next twelve months in pursuing our stated plan of operations:

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

Our cash on hand as of March 31, 2004 was $42,640. Our total expenditures over the next twelve months, excluding costs of sales, are anticipated to be $4,471,047. Accordingly, we will require financing to fund our operations for the next twelve months. If we are unable to obtain additional financing, our business plan will be significantly delayed until a point in time when we would be able to secure the necessary financing. We anticipate that any financing will be an equity financing. However, there is no assurance that we will be able to secure the necessary financing.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended March 31, 2004 was $1,529,195, compared net sales of $3,656,657 during the comparative period in 2003. This represents a decline of $2,127,462 or 58%. The decrease in our net sales was primarily the result of adjustments to our sales commission plan for our independent business associates (“IBAs”) implemented during our first fiscal quarter in 2004 that were intended to cap the sales commission expenses.

For the three months ended March 31, 2004, the cost of goods sold was $832,095 which represents 61%. For the three months ended March 31, 2003, the cost of goods sold was $2,736,201 which represents 75%. The decline in cost of goods sold is attributed to the success of our new compensation plan for our IBAs.

Operating Expenses

Our operating expenses decreased to $1,005,878 during the three months ended March 31, 2004 compared to operating expenses of $1,406,298 as at March 31, 2003. The reduction of our operating expenses was primarily due to the streamlining of our operations. Our operating expenses consist principally of salaries and other personnel costs for our administrative staff, rent, legal and professional fees, consulting fees, sales and marketing expenses and warehouse expenses.

Compensation Expense

For the three months ended March 31, 2004, compensation expense was $252,066 and for the three months ended March 31, 2003, compensation expense was $253,520.

Net Loss

Our net loss for the three months ended March 31, 2004 decreased to $332,823 from a net loss of $520,241 for the three months ended March 31, 2003, representing a decrease of $187,418 or 36%. The decrease in our net loss was primarily as a result of the streamlining of our operations and a reduction in our overhead expenses.

FINANCIAL CONDITION

Cash and Working Capital

We had cash of $42,640 as at March 31, 2004, compared with cash of $52,075 as at December 31, 2003. Our working capital deficit increased to $1,352,380 as at March 31, 2004, compared to a working capital deficit of $1,265,833 as at December 31, 2003.

Liabilities

The largest component of our working capital deficit are accounts payable and accrued liabilities in the amount of $1,778,691 as at March 31, 2004 including amounts payable to related parties, compared to $1,616,118 as at December 31, 2003.

Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2004 was $204,497, compared to $315,585 for the three months ended March 31, 2003. The decrease in cash used in operating activities resulted from our streamlining and cost reduction activities during 2004.

Cash Provided by Financing Activities

We have continued to finance our business primarily through private placement sales of our common stock, exercises of stock options, short term loans, conversion of accrued liabilities into stock and through increases in our accrued liabilities and accounts payable. Cash provided by financing activities for the three months ended March 31, 2004 was $181,576, compared to $416,316 for the three months ended March 31, 2003.

Financing activities included the issuance of common stock for aggregate proceeds of $247,955 during the three months ended March 31, 2004 in private placement transactions. These private placement transactions included the issue of an aggregate of 1,711,230 shares of our common stock and associated share purchase warrants, representing an average price of $0.21 per share. We issued 4,200,000 shares upon exercise of options with an exercise price of $0.165 per share. All shares issued pursuant to stock option exercises during our first quarter were registered on Form S-8 registration statements that we filed with the Securities and Exchange Commission.

Financing Requirements

We currently have minimal cash and working capital resources. We do not have adequate financial resources in order to enable us to continue our business operations without additional financing. Our current sources of working capital are sufficient to satisfy our anticipated working capital needs for approximately the next two weeks. We may not be able to obtain additional working capital on acceptable terms, or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern.

We will require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common or preferred stock or placement of convertible debt. We are presently in the process of negotiating private placements of our securities to raise working capital to finance our operations. However, we do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, then we may have to scale back our plan of operations and operating expenditures. We anticipate that we will continue to incur losses until such time as the revenues we are able to generate from sales and licensing of our products exceed our increased operating expenses. We base this expectation in part on the expectation that we will incur increased operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements included in this quarterly report.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

Revenue Recognition

We recognize revenue from product sales upon shipment to IBAs, our customers. Revenue from administration fees is recognized upon collection from IBAs.

Long-lived Assets

We review the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets.

NEW ACCOUNTING PRONOUNCEMENTS

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

We have not yet determined the impact of the adoption of the statement.

RISK FACTORS

We have a limited operating history, an accumulated deficit and may have continued losses for the foreseeable future with no assurance of profitability. As of March 31, 2004 we had an accumulated deficit of $2,949,743. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

As shown in the financial statements accompanying this Quarterly Report, we had a working capital deficit of approximately $1,300,000 as of March 31, 2004.

Management has established plans designed to increase the sales of our products, and decrease debt. We plan on continuing to reduce expenses, and with small gains in any combination of network sales, direct sales, international sales, and warehouse sales, believe that we will eventually be able to reverse the present deficit. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, and fully implement our business plan. Management plans include negotiations to convert significant portions of existing debt into equity.

The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

We are dependent on our IBAs for our product marketing efforts. Our success and growth depend upon our ability to attract, retain and motivate our network of IBAs who market our products. IBAs are independent contractors who purchase products directly from us for resale and their own use. IBAs typically offer and sell our products on a part-time basis and may engage in other business activities, possibly including the sale of products offered by our competitors. Typically, we have non-exclusive arrangements with our IBAs which may be canceled on short notice and contain no minimum purchase requirements. While we encourage IBAs to focus on the purchase and sale of our products, they may give higher priority to other products, reducing their efforts devoted to marketing our products. Also, our ability to attract and retain IBAs could be negatively affected by adverse publicity relating to us, our products or our operations. In addition, as a result of our network marketing program, the down-line organizations headed by a relatively small number of key IBAs are responsible for a significant percentage of total sales.

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

Government regulation by the Food and Drug Administration and other federal and state entities of our products can impact our ability to market products. We market products that fall under two types of Food and Drug Administration regulations: dietary supplements and personal care products. In general, a dietary supplement:

•        is a product (other than tobacco) that is intended to supplement the diet that bears or contains one or more of the following dietary ingredients: a vitamin, a mineral, a herb or other botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total daily intake, or a concentrate, metabolite, constituent, extract, or combinations of these ingredients.

•        is intended for ingestion in pill, capsule, tablet, or liquid form.
•        is not represented for use as a conventional food or as the sole item of a meal or diet.
•        is labeled as a “dietary supplement.”

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

If the Federal Trade Commission or certain states object to our product claims and advertising we may be forced to give refunds, pay damages, stop marketing certain products or change our business methods. The Federal Trade Commission and certain states regulate advertising, product claims, and other consumer matters, including advertising of our products. In the past several years the Federal Trade Commission has instituted enforcement actions against several dietary supplement companies for false or deceptive advertising of certain products. We provide no assurance that:

•        the Federal Trade Commission will not question our past or future advertising or other operations; or

•        a state will not interpret product claims presumptively valid under federal law as illegal under that state’s regulations.

Also, our IBAs and their customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the Federal Trade Commission or state or local consumer affairs offices. These agencies may take action on their own initiative or on a referral from IBAs, consumers or others. If taken, such actions may result in:

•        entries of consent decrees;

•        refunds of amounts paid by the complaining IBA or consumer;

•        refunds to an entire class of IBAs or customers;

•        other damages; and

•        changes in our method of doing business.

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

The compensation structure of a network marketing organization is very complex. Compliance with all of the applicable regulations and laws is uncertain because of:

•        the evolving interpretations of existing laws and regulations, and

•        the enactment of new laws and regulations pertaining in general to network marketing organizations and product distribution.

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

The legality of our network marketing program is subject to challenge by our IBAs. We are subject to the risk of challenges to the legality of our network marketing organization by our IBAs, both individually and as a class. Generally, such challenges would be based on claims that our network marketing program was operated as an illegal “pyramid scheme” in violation of federal securities laws, state unfair practice and fraud laws and the Racketeer Influenced and Corrupt Organizations Act. An illegal pyramid scheme is generally a marketing scheme that promotes “inventory loading” and does not encourage retail sales of the products and services to ultimate consumers. Inventory loading occurs when distributors purchase large quantities of non-returnable inventory to obtain the full amount of compensation available under the network marketing program. In the event of challenges to the legality of our network marketing organization by our IBAs, there is no assurance that we will be able to demonstrate that:

•        our network marketing policies were enforced, and

•        the network marketing program and IBAs’ compensation thereunder serve as safeguards to deter inventory loading and encourage retail sales to the ultimate consumers.

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

Our products are subject to obsolescence. The introduction by us or our competitors of new dietary supplement or personal care products offering increased functionality or enhanced results may render our existing products obsolete and unmarketable. Therefore, our ability to successfully introduce new products into the market on a timely basis and achieve acceptable levels of sales has and will continue to be a significant factor in our ability to grow and remain competitive and profitable. In addition, the nature and mix of our products are important factors in attracting and maintaining our network of IBAs, which consequently affects demand for our products. Although we seek to introduce additional products, the success of new products is subject to a number of conditions, including customer acceptance. There can be no assurance that:

•        our efforts to develop innovative new products will be successful,

•        customers will accept new products, or

•        that we will obtain required regulatory approvals of such new products.

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

We have no manufacturing capabilities and we are dependent upon Nutri-Diem, Inc. and other companies to manufacture our products. We have no manufacturing facilities and have no present intention to manufacture any of our dietary supplement and personal care products. We are dependent upon relationships with independent manufacturers to fulfill our product needs. Nutri-Diem, Inc., a related party, manufactures and supplies more than 70% of our products. We have contracts with Nutri-Diem that require us to purchase set amounts of its manufactured products for at least the next five years and possibly the next ten years. It is possible that these contracts with Nutri-Diem, Inc. could become unfavorable, and we may not be able to use other manufacturers to provide us with these services if our terms with Nutri-Diem, Inc. become unfavorable. In addition, we must be able to obtain our dietary supplement and personal care products at a cost that permits us to charge a price acceptable to the customer, while also accommodating distribution costs and third party sales compensation. Competitors who do own their own manufacturing may have an advantage over us with respect to pricing, availability of product and in other areas through their control of the manufacturing process.

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

Our common stock is “penny stock”, with the result that trading of our common stock in any secondary market may be impeded. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC may require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock as it is subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

ITEM 3.              CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, being the date of our fiscal period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Jay Sargeant and Chief Financial Officer, Rajesh Raniga. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our fiscal quarter ended March 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

We are a party to the legal proceedings described in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2004. We are not party to any new legal proceedings that have been commenced since the date of our Annual Report on Form 10-KSB.

ITEM 2.              CHANGES IN SECURITIES

During the three months ended March 31, 2004, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”):

1.
In January, 2004, we received subscriptions for the sale of 857,143 units at a price of $0.14 per unit for proceeds of $120,000 to two investors. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.20 per share for the three year period following closing. A total of 857,143 shares and 857,143 share purchase warrants were issued. The purchasers consisted of two “accredited investors”, as defined by Rule 501 of Regulation D of the Securities Act. The sale was completed pursuant to Rule 506 of Regulation D of the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Securities Act.

2.
As of May 17, 2004, we completed the sale of 1,039,597units at a price of $0.21 per unit for proceeds of $218,315 to twenty three investors during the previous three months. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.30 per share for the three year period following closing. A total of 1,039,597 shares and 1,039,597share purchase warrants were issued. The purchasers consisted of twenty three “accredited investors”, as defined by Rule 501 of Regulation D of the Securities Act. The sale was completed pursuant to Rule 506 of Regulation D of the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2004.

ITEM 5.              OTHER INFORMATION

None.

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

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
10.16
Merger Agreement and Plan of Reorganization, dated as of June 30, 2002, between and among Burrard Capital, Inc., a Nevada corporation, Essentially Yours Industries, Inc., a Nevada corporation, and Jay Sargeant.(1)

10.17
Share Exchange Agreement, dated November 4, 2002, by and among Safe ID Corporation, a Nevada corporation, Essentially Yours Industries, Inc., a Nevada corporation, the undersigned directors of Safe ID, and Jay Sargeant.(2)

10.18
First Amendment to Trust Agreement dated December 23, 2003, between Jay Sargeant and twelve named trust beneficiaries, revising the terms of the Declaration of Trust dated as of May 27, 2002, between Jay Sargeant and twelve named trust beneficiaries.(4)

10.19	Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, A Nevada corporation, and certain shareholders of EYI Industries, Inc., A Nevada corporation.(2)
10.20	Stock Compensation Program(3)
10.21	Consulting Agreement dated December 27, 2003 between Rajesh Raniga Inc. and Safe ID Corporation.
10.22	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and O’Neill Enterprises Inc.

10.23	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and Flaming Gorge, Inc.
10.24	Addendum to the Distribution and License Agreement between Essentially Yours Industries, Inc. and Nutri-Diem Inc. dated April 30, 2004.
10.25	Letter Agreement dated May 4, 2004 between Eye Wonder, Inc. and EYI Industries, Inc.
14.1	Code of Ethics(4)
21.1	List of Subsidiaries(4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the registration statement on Form SB-2 of Essentially Yours Industries, Inc, filed with the SEC on November 12, 2002.
(2)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 8, 2004.
(3)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on March 30, 2004.
(4)	Filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004.

REPORTS ON FORM 8-K

We did not file any current reports on Form 8-K during the fiscal quarter ended March 31, 2004 and we have not filed any current reports on Form 8-K since March 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYI INDUSTRIES, INC.

By:
/s/ Jay Sargeant
Jay Sargeant
President, Chief Executive Officer,
and Director
(Principal Executive Officer)
Date: May 24, 2004