Form 10QSB/A
period 2004-03-31
EYI INDUSTRIES INC
filed 2004-05-27
CIK 1104120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

Explanatory Note

This amended quarterly report on 10-QSB/A dated May 26, 2004 is being filed to:

(i)
correct a typographical error in respect of the registrant’s anticipated working capital needs under the heading “Item 2. Management’s Discussion and Analysis or Plan of Operation - Financing Requirements”; and

(ii)
correct an arithmetic error in the number of shares and average price of shares sold in private placement transactions by the registrant during the three months ended March 31, 2004 disclosed under the heading “Item 2. Management’s Discussion and Analysis or Plan of Operation - Cash Provided by Financing Activities”, and in the accompanying interim unaudited financial statements for the three months ended March 31, 2004; and

(iii)
make the corresponding changes described in (ii) to the consolidated balance sheets and consolidated statement of stockholders’ equity in the accompanying interim unaudited financial statements for the three months ended March 31, 2004.

Other than the foregoing items and conforming changes related thereto, no part of the quarterly report on Form 10-QSB filed on May 24, 2004 is being amended, and the filing of this amended quarterly report on Form 10-QSB/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to May 24, 2004.

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

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding
Common stock, $0.001 par value; 537,278,000 shares
authorized, 149,647,125 and 148,180,670 share s issued
and outstanding, respectively	149,647	148,181
Discount on common stock	(53,598)	(53,598)
Additional paid-in capital	974,902	827,972
Stock warrants	199,229	128,385
Accumulated deficit	(2,949,743)	(2,622,410)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,679,563)	(1,571,470)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$859,054	$779,752

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

		Three Months		Three Months
		Ended		Ended
		March 31, 2004		March 31, 2003
		Unaudited		Unaudited

REVENUE		$1,529,195		$3,656,657

COST OF GOODS SOLD		832,095		2,736,201

GROSS PROFIT		697,100		920,456

OPERATING EXPENSES
Consulting fees		152,520		231,310
Legal and professional		20,052		118,550
Customer service		124,339		318,330
Finance and administration		219,223		208,904
Sales and marketing		27,556		29,513
Telecommunications		105,062		106,877
Wages and benefits		252,066		253,520
Warehouse expense		105,060		139,294
TOTAL OPERATING EXPENSES		1,005,878		1,406,298

OPERATING LOSS		(308,778)		(485,842)

OTHER INCOME (EXPENSES)
Interest and other income		6,238		108
Interest expense		(21,480)		(2,321)
Foreign currency gain/(discount)		(8,803)		(32,186)
TOTAL OTHER INCOME (EXPENSES)		(24,045)		(34,399)

NET LOSS BEFORE TAXES		(332,823)		(520,241)

PROVISION FOR TAXES		-		-

NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST		(332,823)		(520,241)

ALLOCATION OF LOSS TO MINORITY INTEREST		5,490		-

NET LOSS		$(327,333)		$(520,241)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING		149,090,095		118,045,603

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
	Number of		Paid-in	Discount on	Option/	Retained
	Shares	Amount	Capital	Common Stock	Warrants	Earnings	Total

Stock issued for cash on June 21, 2002	23,026,200	$23,026	$6,974	$-	$-	$-	$30,000

Contribution of assets, liabilities and
subsidiaries acquired at June 30, 2002	92,104,800	92,105	-	(53,598)	-	-	38,507

Net loss for period ended June 30, 2002	-	-	-	-	-	(7,967)	(7,967)

Balance, June 30, 2002	115,131,000	115,131	6,974	(53,598)	-	(7,967)	60,540

Shares issued for cash in private
placement for $1.50 per share,
net of prorata share of private placement
fees of $61,206	2,914,603	2,915	477,307	-	-	-	480,222

Net loss for fiscal year ended
June 30, 2003	-	-	-	-	-	(1,644,456)	(1,644,456)

Balance, June 30, 2003	118,045,603	118,046	484,281	(53,598)	-	(1,652,423)	(1,103,694)

Recapitalization and share exchange (restated)	30,135,067	30,135	343,691	-	128,385	-	502,211

Net loss for fiscal year ended
December 31, 2003	-	-	-	-	-	(969,987)	(969,987)

Balance, December 31, 2003 (restated)	148,180,670	148,181	827,972	(53,598)	128,385	(2,622,410)	(1,571,470)

Common stock issued at an average price of $0.17 including
warrants less expenses of $28,715	1,466,455	1,466	146,930	-	70,844	-	219,240

Net loss for fiscal year ended
March 31, 2004	-	-	-	-	-	(327,333)	(327,333)

Balance, March 31, 2004 (unaudited)	149,647,125	$149,647	$974,902	$(53,598)	$199,229	$(2,949,743)	$(1,679,563)

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2004	March 31, 2003
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(327,333)	$(520,241)
Loss allocated to minority interest	5,490	0
	(332,823)	(520,241)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	27,036	38,948
Decrease (increase) in:
Related party receivables	224	116
Accounts receivable	(115,221)	5,692
Prepaid expenses	(46,874)	(30,585)
Inventory	32,612	(118,112)
Increase (decrease) in:
Accounts payable and accrued liabilities	68,316	18,706
Accounts payable - related parties	94,257	335,721
Customer deposits	67,976	(45,830)
Net cash used by operating activities	(204,497)	(315,585)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Decrease (increase) in restricted cash	13,486	(7,991)
Purchase of property, plant and equipment	-	(5,450)
Net cash used by investing activities	13,486	(13,441)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Decrease in bank indebtedness	(37,664)	-
Increase in bank indebtedness	-	208,981
Issuance of stock, net of private placement costs & warrants	219,240	207,335
Net cash provided by financing activities	181,576	416,316

Net increase in cash and cash equivalents	(9,435)	87,290

CASH - Beginning of Year	52,073	294,762

CASH - End of Period	$42,640	$382,052

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 5 – CAPITAL STOCK

During the quarter ended March 31, 2004, the Company received $247,955 from the private placement sale of 857,143 shares of common stock at $0.14 per share and 609,312 shares of common stock at $0.21 per share. In addition, the purchasers of the shares received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.20 and $0.30 per share, respectively, for a period of two years.

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

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

During the quarter ended March 31, 2004, the Company received $247,955 from the private placement sale of 857,143 shares of common stock at $0.14 per share and 609,312 shares of common stock at $0.21 per share. In addition, the purchasers of the shares received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.20 and $0.30 per share, respectively, for a period of two years. As part of these transactions the fair value of the warrants was determined to be $70,844 .

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

Exercise of options
In April 2004, an officer of the Company exercised 3,200,000 options in exchange for notes in the amount of $528,000.

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

Financing activities included the issuance of common stock for aggregate proceeds of $247,955 during the three months ended March 31, 2004 in private placement transactions. These private placement transactions included the issue of an aggregate of 1,466,455 shares of our common stock and associated share purchase warrants, representing an average price of $0.17 per share. We issued 4,200,000 shares upon exercise of options with an exercise price of $0.165 per share. All shares issued pursuant to stock option exercises during our first quarter were registered on Form S-8 registration statements that we filed with the Securities and Exchange Commission.

Financing Requirements

We currently have minimal cash and working capital resources. We do not have adequate financial resources in order to enable us to continue our business operations without additional financing. Our current sources of working capital are sufficient to satisfy our anticipated working capital needs for approximately the next twenty two weeks. We may not be able to obtain additional working capital on acceptable terms, or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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
Date: May 26, 2004