Form 10QSB
period 2004-06-30
EYI INDUSTRIES INC
filed 2004-08-18
CIK 1104120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 160,626,594 shares of common stock issued and outstanding as of August 10, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐    No  ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

EYI INDUSTRIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

EYI INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)	(Restated)

ASSETS

CURRENT ASSETS
Cash	$60,523	$52,075
Restricted cash	210,314	223,682
Accounts receivable	38,519	52,323
Related party receivables	4,995	5,465
Prepaid expenses	1,056,084	28,600
Inventory	208,318	254,367
TOTAL CURRENT ASSETS	1,578,753	616,512

OTHER ASSETS
Property, plant and equipment, net	95,106	143,439
Deferred offering costs	390,000	-
TOTAL OTHER ASSETS	485,106	143,439

INTANGIBLE ASSETS	17,641	19,801

TOTAL ASSETS	$2,081,500	$779,752

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank indebtedness	$42,819	$259,977
Accounts payable and accrued liabilities	719,622	836,751
Accounts payable - related parties	822,789	779,367
Customer deposits	6,250	6,250
TOTAL CURRENT LIABILITIES	1,591,480	1,882,345

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST IN SUBSIDIARY	484,875	468,877

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding
Common stock, $0.001 par value; 537,278,000 shares
authorized, 161,540,148 and 148,180,670 shares issued
and outstanding, respectively	161,540	148,181
Discount on common stock	(53,598)	(53,598)
Additional paid-in capital	2,646,802	827,972
Stock warrants	935,241	128,385
Subscription receivable	(15,000)	-
Accumulated deficit	(3,669,840)	(2,622,410)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	5,145	(1,571,470)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,081,500	$779,752

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

		Three Months Ended June 30,				Six Months Ended June 30,
		2004		2003		2004		2003
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

REVENUE		$1,965,737		$2,775,506		$3,494,932		$6,974,710

COST OF GOODS SOLD		1,343,919		1,750,595		2,176,014		4,761,924

GROSS PROFIT		621,818		1,024,911		1,318,918		2,212,786

OPERATING EXPENSES
Consulting fees		205,373		154,770		357,893		386,080
Legal and professional		198,497		27,480		218,549		150,664
Customer service		94,745		288,240		219,084		623,223
Finance and administration		49,801		289,460		269,024		456,743
Sales and marketing		105,952		56,968		133,508		86,481
Telecommunications		151,036		196,126		256,098		313,381
Wages and benefits		307,648		185,820		559,714		567,457
Warehouse expense		254,896		26,272		359,956		416,232
TOTAL OPERATING EXPENSES		1,367,948		1,225,136		2,373,826		3,000,261

OPERATING LOSS		(746,130)		(200,225)		(1,054,908)		(787,475)

OTHER INCOME (EXPENSES)
Interest and other income		(3,173)		8,947		(9,411)		9,550
Interest expense		12,511		(9,076)		33,991		(11,396)
Foreign currency gain/(discount)		(9,906)		11,689		(1,103)		(20,490)
TOTAL OTHER INCOME (EXPENSES)		(568)		11,560		23,477		(22,336)

NET LOSS BEFORE TAXES		(746,698)		(188,665)		(1,031,431)		(809,811)

PROVISION FOR INCOME TAXES		-		-		-		-

NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST		(746,698)		(188,665)		(1,031,431)		(809,811)

ALLOCATION OF LOSS TO MINORITY INTEREST		8,238		-		(15,998)		-

NET LOSS		$(738,460)		$(188,665)		$(1,047,430)		$(809,811)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION		154,362,296		118,045,603		154,248,011		118,045,603

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
	Number of		Paid-in	Discount on	Subscription	Option/	Retained
	Shares	Amount	Capital	Common Stock	Receivable	Warrants	Earnings	Total

Stock issued for cash on June 21, 2002	23,026,200	$23,026	$6,974	$-	$-	$-	$-	$30,000

Contribution of assets, liabilities and
subsidiaries acquired at June 30, 2002	92,104,800	92,105	-	(53,598)		-	-	38,507

Net loss for period ended June 30, 2002	-	-	-	-		-	(7,967)	(7,967)

Balance, June 30, 2002	115,131,000	115,131	6,974	(53,598)	-	-	(7,967)	60,540

Shares issued for cash in private
placement for $1.50 per share,
net of prorata share of private placement
fees of $61,206	2,914,603	2,915	477,307	-	-	-	-	480,222

Net loss for fiscal year ended
June 30, 2003	-	-	-	-	-	-	(1,644,456)	(1,644,456)

Balance, June 30, 2003	118,045,603	118,046	484,281	(53,598)	-	-	(1,652,423)	(1,103,694)

Recapitalization and share exchange (restated)	30,135,067	30,135	343,691	-	-	128,385	-	502,211

Net loss for fiscal year ended
December 31, 2003	-	-	-	-	-	-	(969,987)	(969,987)

Balance, December 31, 2003 (restated)	148,180,670	148,181	827,972	(53,598)	-	128,385	(2,622,410)	(1,571,470)

Common stock issued at $0.20 including
warrants less expenses of $28,715	1,466,455	1,466	146,930	-	-	70,844	-	219,240

Stock issued at $0.165 per share for cashless
exercise of options in form of foregone debt	3,200,000	3,200	524,800	-	-	-	-	528,000

Stock issued for exercise of options at $0.20 per share
in lieu of payment of legal fees	300,000	300	59,700	-	-	-	-	60,000

Stock issued at $0.165 per share for cash and
promissory note for exercise of options	1,000,000	1,000	164,000	-	(15,000)	-	-	150,000

Common stock issued at $0.21 including
warrants	5,476,190	5,476	487,381	-	-	657,143	-	1,150,000

Common stock issued at $0.21 including
warrants less expenses of $3,231	566,833	567	36,369	-	-	78,869	-	115,805

Stock issued for exercise of options at $0.22 per share
in lieu of consulting fees	50,000	50	10,950	-	-	-	-	11,000

Stock issued for deferred offering costs	1,300,000	1,300	388,700	-	-	-	-	390,000

Net loss for period ended
June 30, 2004	-	-	-	-	-	-	(1,047,430)	(1,047,430)

Balance, June 30, 2004 (unaudited)	161,540,148	$161,540	$2,646,802	$(53,598)	$(15,000)	$935,241	$(3,669,840)	$5,145

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(1,047,430)	$(809,811)
Loss allocated to minority interest	(15,998)	-
	(1,031,431)	(809,811)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	50,493	27,700
Decrease (increase) in:		-
Related party receivables	470	308
Accounts receivable	13,804	4,239
Prepaid expenses	(370,341)	(12,367)
Inventory	46,049	(83,941)
Increase (decrease) in:
Accounts payable and accrued liabilities	(117,129)	411,582
Accounts payable - related parties	43,422	(186,848)
Customer deposits	-	43,792
Net cash used by operating activities	(1,364,663)	(605,346)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Decrease (increase) in restricted cash	13,368	(957)
Reimbursement of previously purchased asset	-	83,740
Purchase of trademarks and formulas	-	(19,801)
Increase in security deposit	-	(10,406)
Net cash provided by investing activities	13,368	52,577

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Net change in bank indebtedness	(217,158)	51,704
Issuance of stock, net of private placement costs & warrants	1,576,901	-
Net cash provided by financing activities	1,359,743	51,704

Net increase in cash and cash equivalents	8,448	(501,066)

CASH - Beginning of Year	52,075	517,488

CASH - End of Period	$60,523	$16,422

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$33,991	$11,396
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for options exercised in lieu of debt	$528,000	$-
Stock issued for options exercised in lieu of legal fees	$60,000	$-
Stock subscription issued for promissory note	$15,000	$-
Stock issued for options exercised in lieu of legal fees	$11,000	$-
Warrants issued for prepaid expenses	$657,143	$-
Stock issued for deferred offering costs	$390,000	$-

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

NOTE 1 – DESCRIPTION OF BUSINESS

Essentially Yours Industries, Inc., was incorporated on June 21, 2002 in the State of Nevada. The main business activities of Essentially Yours Industries, Inc. were acquired through a merger with the former entity, Burrard Capital, Inc., and other entities concerning the reorganization of Essentially Yours Industries, Inc. On December 31, 2003, Essentially Yours Industries, Inc. entered into a share exchange agreement of its stock with Safe ID Corporation ("Safe ID"). This transaction is being accounted for as a share exchange and recapitalization. As a result of this transaction, Safe ID has changed its name to EYI Industries, Inc. ("the Company"), and is acting as the parent holding company for the operating subsidiaries.

The principal business of the Company is the marketing of health and wellness care products. The Company sells its products through network marketing distributors, which in turn, sell the products to the end customers. The Company maintains its principal business office in Surrey, British Columbia. The Company has elected to change its year-end from June 30 to December 31.

The Company has five wholly owned subsidiaries. The first subsidiary is Essentially Yours Industries, Inc. ("EYII"), incorporated on June 21, 2002 in the state of Nevada. The secondary subsidiary is Halo Distributions LLC (hereinafter Halo), which was organized on January 15, 1999, in the State of Kentucky. Halo is the distribution center for the Company's product in addition to other products. The third subsidiary is RGM International Inc., which was incorporated on July 3, 1997, in the State of Nevada. RGM International Inc. is a dormant investment company, which owns 1 percent of Halo. The fourth subsidiary is Essentially Yours Industries (Canada) Inc. (hereinafter "EYI Canada"), which was organized on September 13, 2002, in the province of British Columbia, Canada. EYI Canada markets health and wellness care products for use in Canada. The fifth subsidiary is 642706 B.C. Ltd., doing business as EYI Management, which was organized on February 22, 2002, in the province of British Columbia, Canada. EYI Management provides accounting and marketing services to the consolidated entity.

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

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Recent Accounting Pronouncements
In May 2003, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact from the adoption of the statement.

Restricted Cash
Restricted cash includes deposits held in a reserve account in the amount of $210,314 and $223,682 at June 30, 2004 and December 31, 2003, respectively. Such deposits are required by the bank as protection against unfunded charge backs and returns of credit card transactions.

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital of approximately $12,000 and an accumulated deficit of approximately $3,600,000 incurred through June 30, 2004, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products, and decrease debt. The Company plans on continuing to reduce expenses, and with small gains in any combination of network sales, direct sales, international sales, and warehouse sales, believe that they will eventually be able to reverse the present deficit. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. Management plans include negotiations to convert significant portions of existing debt into equity.

The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

NOTE 3 – PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to seven years.

NOTE 4 – LOANS PAYABLE

On June 22, 2004, the Company entered into a loan agreement with Cornell Capital Partners, LP ("the Investor") in which the Company received $250,000 in funding in exchange for convertible securities guaranteed by the assets of the Company. The convertible debt instrument underlying this loan agreement will automatically convert into common stock by the second anniversary date of issuance. Failure to issue unrestricted, freely tradable common stock to the Investor upon conversion after the registration statement filed pursuant to this transaction has been declared effective would be considered an event of default, thereby entitling the Investor to accelerate full repayment of the convertible then outstanding. Under the agreement, the Company is required to keep available common stock duly authorized for issuance against the convertible.

NOTE 5 – CAPITAL STOCK

On April 6, 2004, an employee of the Company exercised 1,000,000 options at $0.165 per share at the aggregate exercise price of $165,000. The options were paid by a combination of cash and a promissory note issued by the employee to the Company in the amount of $15,000. The note has been determined to be a stock subscription and has been properly allocated on the financial statements as a subscription receivable.

On April 20, 2004, an officer of the Company exercised 3,200,000 options at $0.165 per share at the aggregate exercise price of $528,000. The options were paid in the form of foregone debt owed to the officer by the Company. See Note 9.

On May 4, 2004 we issued 5,476,190 common shares to Eyewonder, Inc. ("Eyewonder"), pursuant to the terms of the Letter Agreement dated May 4, 2004. Eyewonder Inc. also received 5,476,190 warrants exercisable at a price of $0.30 per share for a period of five years from the date of issuance. In addition, on execution of the agreement, we agreed to issue options to purchase 1,100,000 shares of our common stock at a price of $0.22 per share to certain individuals designated by Eyewonder.

On June 3, 2004, 300,000 options were exercised at $0.20 per share at the aggregate exercise price of $60,000. The options were paid in the form of forgone debt owed to the legal firm by the Company. The Company computed the number of options issued in this transaction based on the estimated fair market value of the Company's common stock on the dates of issuance.

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

During the quarter ended June 30, 2004, the Company issued 50,000 restricted shares at $0.22 per share in payment of consulting fees. The Company computed the number of shares issued in this transaction based on the fair value of services received and the market value of the Company's common stock on the dates of issuance.

During the quarter ended June 30, 2004, the Company received $115,805 from the private placement sale of 566,833 shares of common stock at $0.21 per share. In addition, the purchasers of the shares received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.30 per share, respectively, for a period of two years. See Note 6.

During the period ended June 30, 2004, the Company issued 1,300,000 shares of its common stock as an incentive. See Note 7.

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

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the warrants for the quarter ended June 30, 2004: risk-free interest rate of 4%, volatility of 110% and terms of two years.

Warrants
During the quarter ended June 30, 2004, the Company received $115,805 from the private placement sale of 566,833 shares of common stock. In addition, the purchasers of the shares received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.30 per share, respectively, for a period of two years. The fair value of the warrants issued as part of the private placement was determined to be $78,869.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Purchase Agreement
On June 30, 2002, the Company entered into a distribution and license agreement with a company in which one of the Company's directors has an ownership interest. The agreement gives the Company the exclusive right to market, sell and distribute certain products for a five-year renewable term. Management estimates that 90% of the Company's sale volume results from products supplied under this licensing agreement.

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

During the quarter ended March 31, 2004, the Company negotiated the lowering of the purchasing threshold, and pursuant to the agreement, the Company is required to purchase the following amounts of product during the term of the agreement:

June 1, 2003 to May 31, 2004	$1,530,000
June 1, 2004 to May 31, 2005	$3,825,000

For each year thereafter, during the term of this agreement, the Company is obligated to purchase a minimum amount of $5,355,000 of product.

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

Management Agreement
Essentially Yours Industries Corp. ("EYIC") has agreed to perform various services and administrative assistance to the Company on a month to month basis commencing April 1, 2004. The services and duties to be provided and performed by EYIC for EYII shall be determined and agreed upon by the parties, from time to time, as required, provided however, it is understood and agreed that such services will primarily consist of assisting EYII in the sales and marketing business.

The remuneration to be paid by EYII to EYIC for the aforementioned services shall be the cost of actual expenses plus a fee of five (5%) percent for services provided.

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

Standby Equity Distribution Agreement
On June 22, 2004, the Company entered into a two-year Standby Equity Distribution Agreement with Cornell Capital Partners LP (“Cornell”). Pursuant to this agreement, Cornell will purchase up to 10,000,000 shares of the Company’s common stock through a placement agent. The Company issued 1,300,000 shares of its common stock to Cornell and the placement agent upon the inception of this agreement. The $390,000 value of these shares is included in the deferred offering costs in the financial statements and will be amortized over the subsequent stock issuances under this agreement. Management will review these charges to revise any amortization based upon actual future issuances of common stock under this agreement.

Other Matters
The Company's predecessor organization, Essentially Yours Industries Corp., a British Columbia corporation, has outstanding claims from the Internal Revenue Service for penalties and interest of approximately $2,000,000. Furthermore, one or more states may have claims against EYIC for unpaid state income taxes. Management believes that these claims are limited solely to EYIC and that any prospective unpaid tax claims against the Company are remote and unable to be estimated.

NOTE 8 – CONCENTRATIONS

Economic Dependence
During 2004, the Company purchased approximately 90% of its products for resale from one company, Nutri-Diem Inc., which is the sole supplier of the Company's flagship product Calorad. Pursuant to a purchase agreement, the Company is subject to minimum purchases per annum. See Note 7.

NOTE 9 – RELATED PARTY TRANSACTIONS

Accounts payable to related parties includes amounts due to the president and chief executive officer for services performed during the last year as well as to other related parties and the company with which they have a signed management agreement. These payables are non-interest bearing and non-collateralized.

During the year, the Company purchased approximately 90% of its products for resale from one company, Nutri-Diem Inc., which is owned in part by a director of the Company. See Note 7.

On April 7, 2004, an employee of the Company issued a promissory note in exchange for the exercise of options in the amount of $15,000. The note is due on demand and is payable with interest at the rate of 5% per annum. The note has been determined to be a stock subscription and is recorded on the Company's financial statements as a subscription receivable. See Note 5.

During the period ending June 30, 2004, an agreement was reached between the president and an officer of the Company for the reallocation of related party payables. Subsequent to the agreement, the Company exchanged the debt owed the officer for the right of the officer to exercise 3,200,000 options at the exercise price of $0.16 per share for the aggregate exercise price of $528,000.

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

NOTE 10 - SUBSEQUENT EVENT

On July 2, 2004, the Company entered into two consulting services agreements in which the compensation will be in the form of 50,000 stock options per agreement which will allow the consultant to purchase shares at a purchase price of $0.26 per share for a term commencing July 2, 2004 and expiring July 2, 2006. Under the related vesting schedule 50% of the options will vest on October 5, 2004 and the remaining 50% of the options will vest on October 5, 2005.

On July 17, 2004, the Company signed a letter of intent regarding the purchase of all tangible and intangible assets of a Canadian corporation. The purchase price and terms of the transaction are to be mutually agreed upon by both parties upon completion of the due diligence inspection. In the event that the Company and the Canadian corporation have not entered into the definitive agreement by November 1, 2004, the arrangement will terminate and neither party will retain any obligation to the other party.

On July 20, 2004, the Company consented to the conversion of convertible securities and issued 1,266,589 common shares to Cornell Capital Partners LP and 33,411 common shares to other investors in accordance with a previous agreement. See Note 4.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding EYI Industries, Inc.'s (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports the Company files with the Securities and Exchange Commission (the "SEC"). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we", "us", "our", and "our company" mean EYI Industries, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

OVERVIEW

We are in the business of selling, marketing, and distributing a product line consisting of approximately 34 nutritional products in two categories, dietary supplements and personal care products. Our most successful product is Calorad, a liquid collagen-based dietary supplement presently available on the market. These products are marketed through a network marketing program in which IBAs (Independent Business Associates) purchase products for resale to retail customers as well as for their own personal use. We have a list of over 400,000 IBAs, of which approximately 11,000 we consider "active". An "active" IBA is one who purchased our products within the preceding 12 months. Over 1,600 of these IBAs are "very active", and are on our automatic Auto-ship Program.

The IBAs in our network are encouraged to recruit interested people to become new distributors of our products. New IBAs are placed beneath the recruiting IBA in the "network" and are referred to as being in that IBA's "down-line" organization. Our marketing plan is designed to provide incentives for IBAs to build, maintain and motivate an organization of recruited distributors in their down-line organization to maximize their earning potential. IBAs generate income by purchasing our products at wholesale prices and reselling them at retail prices. IBAs also earn commissions on product purchases generated by their down-line organization.

On an ongoing basis we review our product line for duplication and sales trends and make adjustments accordingly. As of June 30, 2004, our product line consisted of: (i) 23 dietary supplement products; and (ii) 11 personal care products consisting primarily of cosmetic and skin care products. Our products are primarily manufactured by Nutri-Diem, Inc., a related party, and sold by us under a license and distribution agreement with Nutri-Diem. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us. Our products are sold to our IBAs located in all 50 states, the District of Columbia and Canada.

We believe that our network marketing system is suited to marketing dietary supplement and personal care products, because sales of such products are strengthened by ongoing personal contact between IBAs and their customers. We also believe that our network marketing system appeals to a broad cross-section of people, particularly those looking to supplement family income or who are seeking part-time work. IBAs are given the opportunity, through our sponsored events and training sessions, to network with other distributors, develop selling skills and establish personal goals. We supplement monetary incentives with other forms of recognition, in order to motivate IBAs.

Recent Corporate Developments

We have experienced the following significant changes during our two most recently completed fiscal quarters:

•
During the quarter ended June 30, 2004, we constructed and completed our first video-streaming ads and developed a Calorad customer training series of video-streams. We are prepared to share this video-streaming training model with our core Network channel. Additionally, both EyeWonder, Inc. and our internet web-marketing division have begun to test the ads in real time. In the next phase we intend to commence a sales initiative to capture sales, create brand awareness and support sales campaigns.

•
On June 22, 2004, we entered into a Standby Equity Distribution Agreement (the “Standby Equity Agreement”) with Cornell Capital Partners, LP (“Cornell”), pursuant to which we entered into, among other things, the following agreements with Cornell: Registration Rights Agreement, Securities Purchase Agreement, Escrow Agreement, Placement Agent Agreement and Investor Registration Rights Agreement. Pursuant to the terms of the Standby Equity Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $10 million. If we request advances under the Standby Equity Agreement, Cornell will purchase shares of our common stock for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell will retain 5% of each advance under the Standby Equity Agreement. We may not request advances in excess of a total of $10 million. The maximum of each advance is equal to $250,000. Upon execution of the Standby Equity Agreement, we agreed to pay a fee consisting of 1,266,589 shares of our common stock (the “Cornell Fee Shares”) to Cornell, and a fee of 33,411 shares (the “Newbridge Fee Shares”) to Newbridge Securities Corporation (“Newbridge”) pursuant to a Placement Agent Agreement we entered into in connection with the Standby Equity Agreement. Pursuant to the terms of our Registration Rights Agreement and the Standby Equity Agreement with Cornell, we agreed to register and qualify the Fee Shares, the Newbridge Fee Shares and additional shares due to Cornell under the Standby Equity Agreement under a registration statement filed with the SEC.

•
Also on June 22, 2004, we issued a 5% Secured Convertible Debenture (the “Secured Debenture”) to Cornell in the principal amount of $250,000. The Secured Debenture is convertible at Cornell’s option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the date of issuance, or (ii) 80% of the average of the lowest daily volume weighted average price of our common stock for the 5 trading days immediately preceding the conversion date. At maturity, the remaining unpaid principal and accrued interest under the debenture shall be, at our option, either paid or converted into shares of common stock at the conversion price set out in the agreement. The Secured Debenture is secured by all of our assets. In the event the Secured Debenture is redeemed, then we will issue to Cornell a warrant to purchase 50,000 shares for every $100,000 redeemed at an exercise price of 120% of the closing bid price as of June 22, 2004. We agreed to register the resale of the amount of any principal owed which has been converted under the Secured Debenture pursuant to the terms of our Investor Registration Rights Agreement and Securities Purchase Agreement with Cornell.

•
In July, 2004 we entered into a letter of intent with a private Canadian company for the purpose of acquiring all of its assets (the "Assets") including a worldwide marketing and distribution license of certain products manufactured by Kawahara Co. Ltd. Of Japan. The letter of intent is subject to the consummation of a definitive agreement between the parties by November 1, 2004, and the completion of our due diligence review of the company's Assets. The purchase price for the Assets will be mutually agreed upon, upon completion of our due diligence inspections.

•
On May 4, 2004 we entered into a letter agreement with Eyewonder, Inc. ("Eyewonder"), pursuant to which Eyewonder agreed to manage an advertising and lead generation campaign to promote and sell our products utilizing Eyewonder's proprietary audio-video streaming technology. In consideration of the services provided by Eyewonder under the agreement, we agreed to pay the following fees: a fee of $100,000 for product promotions, a fee of $770,000 for the implementation of a communications component for the campaign, and a fee of $140,000 for each consumer application. Under the terms of the agreement we have the option to pay fees to Eyewonder through the issuance to Eyewonder of units of our stock, each consisting one share at a price of $0.21 per share and one share purchase warrant exercisable at a price of $0.30 per share for a period of five years from the date of issuance. Eyewonder is also entitled to a fee of 8% of the gross revenue and 45% of the net revenue generated through all sales of products that result from responses to advertising by Eyewonder. In addition, on execution of the agreement, we agreed to issue options to purchase 1,100,000 shares of our common stock at a price of $0.22 per share to certain individuals designated by Eyewonder.

•
On April 30, 2004 we entered into an amendment to our License and Distribution Agreement (the "LDA Agreement") dated June 30, 2002 with Nutri-Diem Inc. ("Nutri-Diem"), lowering the amount of expenditures we are required to make under the LDA Agreement. Pursuant to the terms of the amendment to the LDA Agreement we are presently required to expend the following amounts on purchasing the products of Nutri-Diem over the term of the License and Distribution Agreement: (i) from June 1, 2003 to May 31, 2004, $1,530,000, (ii) from June 1, 2004 to May 31, 2005, $3,825,000, and (iii) for each year thereafter, $5,355,000.

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

•
We see international sales as a key component for our growth in the next 5 years. During our second quarter of fiscal 2004, we entered into a joint venture agreement (the "JV Agreement") with World Wide Buyers' Club Inc. ("WWBC") and Supra Group, Inc. ("Supra Group"), dated as of May 28, 2004, for the purpose of jointly marketing and distributing our products through the existing Supra Group distribution system in the Latin American countries identified in the JV Agreement and the products of Supra Group using the existing EYI distribution system to residents in the U.S. We believe Supra Group has significant international experience, expertise and contacts and that this alliance will assist in our ability to expand into Spanish-speaking countries.

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

Our plan of operations over the next twelve months is to undertake the following:

1.
We plan to expand the marketing of our Calorad product over the next twelve months. We feel that our main product Calorad, a 21 year old market proven product, is positioned to expand into the weight loss industry.

2.	We intend to upgrade our computer systems over the next twelve months. These upgrades are intended to result in improved operational efficiency with the objective of reducing overhead costs.

RESULTS OF OPERATIONS

Net Sales

Net sales for six months ended June 30, 2004 was $3,494,932, compared to net sales of $6,974,710 during the comparative period in 2003. This represents a decline of $3,479,778 or 49.9%. Net sales for the three months ended June 30, 2004 were $1,965,737 compared to net sales of $2,775,506 during the comparative period in 2003, representing a decrease of $809,769 or 29.2% . The decrease in our net sales during the period ended June 30, 2004 was primarily the result of adjustments to our sales commission plan for our independent business associates ("IBAs") implemented during our first fiscal quarter in 2004 that were intended to cap the sales commission expenses.

For the six months ended June 30, 2004, the cost of goods sold was $2,176,014 compared to $4,761,924 for the comparative period in 2003. This represents a decline of $2,585,910 or 54.3%. For the three months ended June 30, 2004, the cost of goods sold was $1,343,919 compared to $1,750,595 for the comparative period in 2003, representing a decrease of $406,676 or 23.2% . The decline in cost of goods sold during the period ended June 30, 2004 is attributed to the implementation of our new compensation plan for our IBAs.

Operating Expenses

Our operating expenses decreased to $2,373,826 during the six months ended June 30, 2004 compared to operating expenses of $3,000,261 as at June 30, 2003. Our operating expenses during the three months ended June 30, 2004 increased to $1,367,948 compared to operating expenses of $1,225,136 during the three months ended June 30, 2003, representing an increase of $142,812 or 11.7%. The increase of our operating expenses during the period ended June 30, 2004 was primarily due to the increased telecommunications and advertising expenditures. Our operating expenses consist principally of salaries and other personnel costs for our administrative staff, rent, legal and professional fees, consulting fees, sales and marketing expenses and warehouse expenses.

Compensation Expense

For the six months ended June 30, 2004, compensation expense was $307,648 compared to $185,820 for the six months ended June 30, 2003. The increase in our compensation expense during the period is attributed to the hiring of additional customer service staff.

Net Loss

Our net loss for the six months ended June 30, 2004 increased to $1,047,430 from a net loss of $809,811 for the comparative period in 2003. Our net loss for the three months ended June 30, 2004 increased to $738,460 from a net loss of $188,665 during the same period in 2003, representing an increase of $549,795 or 291%. The increased net loss for the period ended June 30, 2004 is primarily attributed to the decline in gross profit and increases to advertising and telecommunication expenses.

FINANCIAL CONDITION

Cash and Working Capital

We had cash of $60,523 as at June 30, 2004, compared with cash of $52,075 as at December 31, 2003. Our working capital deficit decreased to $12,727 as at June 30, 2004, compared to a working capital deficit of

$1,265,833 as at December 31, 2003. The decrease in our working capital deficit was primarily attributed to our agreement with Eyewonder during the quarter, pursuant to which we prepaid $770,000 towards the communications component of the agreement.

Liabilities

The largest component of our working capital deficit are accounts payable and accrued liabilities in the amount of $1,542,411 as at June 30, 2004 including amounts payable to related parties, compared to $1,616,118 as at December 31, 2003.

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2004 was $1,364,663 compared to $605,346 for the comparative period in 2003, representing an increase of $759,317 or 125%. The increase in cash used in operating activities resulted from the increased net loss for the 2004 period and the allocation of the technical component of our agreement with Eyewonder to prepaid expenses.

Cash Provided by Financing Activities

We have continued to finance our business primarily through private placement sales of our common stock, exercises of stock options, short term loans, conversion of accrued liabilities into stock and through increases in our accrued liabilities and accounts payable. Cash provided by financing activities for the six months ended June 30, 2004 was $1,359,743, compared to $51,704 for the six months ended June 30, 2003.

Financing activities included the issuance of common stock for aggregate proceeds of $1,359,743 during the six months ended June 30, 2004 in private placement and other financing transactions. The private placement transactions included the issue of an aggregate of 566,833 shares of our common stock and associated share purchase warrants, representing an average price of $0.25 per share. During the three months ended June 30, 2004 we issued 4,200,000 and 300,000 shares upon exercise of options with an exercise price of $0.165 per share and $0.21 per share, respectively. All shares issued pursuant to stock option exercises during our first quarter were registered on Form S-8 registration statements that we filed with the SEC. During the three months ended June 30, 2004 we made the following issuances: 50,000 restricted shares of our common stock at a price of $0.22 per share in payment of consulting fees to a consultant; 1,266,589 restricted shares of our common stock to Cornell in payment of certain fees owed to Cornell under the terms of the Standby Equity Agreement; and 33,411 restricted shares of our common stock to Newbridge under the terms of the Placement Agent Agreement.

Financing Requirements

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we had negative working capital of approximately $12,727 and an accumulated deficit of approximately $3,669,840 incurred through June 30, 2004.

Our current sources of working capital are sufficient to satisfy our anticipated working capital needs. In the event we do not receive further financing from our arrangements with Cornell, we will be required to seek additional financing to satisfy our anticipated working capital requirements. We may not be able to obtain additional working capital on acceptable terms, or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern. We anticipate that any additional financing would be through the sales of our common or preferred stock or placement of convertible debt.

We presently do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise any additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, then we may have to scale back our plan of operations and operating expenditures. We anticipate that we will continue to incur losses until such time as the revenues we are able to generate from sales and licensing of our products exceed our increased operating expenses. We base this expectation in part on the expectation that we will incur increased operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have determined that there was no impact on us from the adoption of the statement.

RISK FACTORS

We have a limited operating history, an accumulated deficit and may have continued losses for the foreseeable future with no assurance of profitability. As of June 30, 2004 we had an accumulated deficit of $3,669,840. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

Management has established plans designed to attempt to increase the sales of our products, and decrease debt. We plan on continuing to reduce expenses, and with small gains in any combination of network sales, direct sales, international sales, and warehouse sales, believe that we will eventually be able to reverse the present deficit. Management intends to seek additional capital from new equity securities offerings that should provide funds needed to increase liquidity, and implement our business plan. Management’s plans include negotiations to convert portions of existing debt into equity.

The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

We Have A Working Capital Deficit; We May Need To Raise Additional Capital To Finance Operations. We have relied on significant external financing to fund our operations. As of June 30, 2004, we had $60,523 of cash on hand and our total current assets were $1,578,753. Our current liabilities were $1,591,480. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot draw down on the Standby Equity Distribution Agreement, we believe that we will be required to seek additional financing to fund our continued operations. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our independent auditors believe there is substantial doubt we can continue as a going concern. Our independent auditors believe there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser of our common stock will receive a return on his or her investment. As shown in the accompanying financial statements, we had negative working capital of approximately $12,727 and an accumulated deficit of approximately $3,669,840 incurred through June 30, 2004, these factors raise substantial doubt about our ability to continue as a going concern.

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

•	is intended for ingestion in pill, capsule, tablet, or liquid form.

•	is not represented for use as a conventional food or as the sole item of a meal or diet.

•	is labeled as a "dietary supplement" .

Personal care products are intended to be applied to the human body for cleansing, beautifying, promoting attractiveness, or altering the appearance without affecting the body's structure or functions. Included in this definition are products such as skin creams, lotions, perfumes, lipsticks, fingernail polishes, eye and facial make-up preparations, shampoos, permanent waves, hair colors, toothpastes, deodorants, and any material intended for use as a component of a cosmetic product. The Food & Drug Administration has a limited ability to regulate personal care products.

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

We believe that all of our existing and proposed products are dietary supplements or personal care products that do not require governmental approvals to market in the United States. Our key products are classified as follows:

Dietary Supplements

•	Calorad®

•	Agrisept-L®

•	Oxy-Up™

•	Triomin

•	Noni Plus™

•	Iso-Greens™

•	Definition (drops)®

•	Essential Omega™

Personal Care Products

•	Definition (cream)®

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

If the Federal Trade Commission or certain states object to our product claims and advertising we may be forced to give refunds, pay damages, stop marketing certain products or change our business methods. The Federal Trade Commission and certain states regulate advertising, product claims, and other consumer matters, including advertising of our products. In the past several years the Federal Trade Commission has instituted enforcement actions against several dietary supplement companies for false or deceptive advertising of certain products. We provide no assurance that:

•	the Federal Trade Commission will not question our past or future advertising or other operations; or

•	a state will not interpret product claims presumptively valid under federal law as illegal under that state's regulations.

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

If our network marketing program is shown to violate federal or state regulations, we may be unable to market our products. Our network marketing program is subject to a number of federal and state laws and regulations administered by the Federal Trade Commission and various state agencies. These laws and regulations include securities, franchise investment, business opportunity and criminal laws prohibiting the use of "pyramid" or "endless chain" types of selling organizations. These regulations are generally directed at ensuring that product sales are ultimately made to consumers (as opposed to other IBAs) and that advancement within the network marketing program is based on sales of products, rather than investment in the company or other non-retail sales related criteria.

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

The legality of our network marketing program is subject to challenge by our IBAs. We are subject to the risk of challenges to the legality of our network marketing organization by our IBAs, both individually and as a class. Generally, such challenges would be based on claims that our network marketing program was operated as an illegal "pyramid scheme" in violation of federal securities laws, state unfair practice and fraud laws and the Racketeer Influenced and Corrupt Organizations Act. An illegal pyramid scheme is generally a marketing scheme that promotes "inventory loading" and does not encourage retail sales of the products and services to ultimate consumers. Inventory loading occurs when distributors purchase large quantities of non-returnable inventory to obtain the full amount of compensation available under the network marketing program. In the event of challenges to the legality of our network marketing organization by our IBAs, there is no assurance that we will be able to demonstrate that:

•	our network marketing policies were enforced, and

•	the network marketing program and IBAs' compensation thereunder serve as safeguards to deter inventory loading and encourage retail sales to the ultimate consumers.

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

We are materially dependent upon our key personnel and the loss of such key personnel could result in delays in the implementation of our business plan or business failure. We depend upon the continued involvement of Jay Sargeant, our President, Chief Executive Officer and Director, and Dori O'Neill, our Executive Vice President, Chief Operations Officer, Secretary, Treasurer and Director. As we are a developing company, the further implementation of our business plan is dependent on the entrepreneurial skills and direction of management. Mr. Sargeant, Mr. O'Neill guide and direct our activity and vision. This direction requires an awareness of the market, the competition, current and future markets and technologies that would allow us to continue our operations. The loss or lack of availability of these individuals could materially adversely affect our business and operations. We do not carry "key person" life insurance for these officers and directors, and we would be adversely affected by the loss of these two key employees.

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

Depending on the product category, our competition varies. Calorad competes directly with Colvera, a product with different ingredients but a similar concept. Additionally, Calorad competes indirectly with food plans such as Weight Watchers and meal replacement products such as Slim Fast. Our Noni Plus product competes with Morinda and others. Our other products have similar well-funded and sophisticated competitors. Increased competitive activity from such companies could make it more difficult for us to increase or keep market share, since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities.

We may be subject to products liability claims and may not have adequate insurance to cover such claims. As with other retailers, distributors and manufacturers of products that are designed to be ingested, we face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. With respect to product liability claims, we have coverage of $5,000,000 per occurrence and $5,000,000 in the aggregate. Because our policies are purchased on a year to year basis, industry conditions or our own claims experience could make it difficult for us to secure the necessary insurance at a reasonable cost. In addition, we may not be able to secure insurance that will be adequate to cover liabilities. We generally do not obtain contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification is limited by its terms and, as a practical matter, to the creditworthiness of the other party. In the event that we do not have adequate insurance or contractual indemnification, liabilities relating to defective products could require us to pay the injured parties' damages which are significant compared to our net worth or revenues.

We may be adversely affected by unfavorable publicity relating to our products or similar products manufactured by our competitors. We believe that the dietary supplement products market is affected by national media attention regarding the consumption of these products. Future scientific research or publicity may be unfavorable to the dietary supplement products market generally or to any particular product and may be inconsistent with earlier favorable research or publicity. Adverse publicity associated with illness or other adverse effects resulting from the consumption of products distributed by other companies, which are similar to our products, could reduce consumer demand for our products and consequently our revenues. This may occur even if the publicity did not relate to our products. Adverse publicity directly concerning our products could be expected to have an immediate negative effect on the market for that product.

Because we have few proprietary rights, others can provide products and services substantially equivalent to ours. We hold no patents. We believe that most of the technology used by us in the design and implementation of our products may be known and available to others. Consequently, others may be able to formulate products equivalent to ours. We rely on confidentiality agreements and trade secret laws to protect our confidential information. In addition, we restrict access to confidential information on a "need to know" basis. However, there can be no assurance that we will be able to maintain the confidentiality of our proprietary information. If our pending trademark or other proprietary rights are violated, or if a third party claims that we violate its trademark or other proprietary rights, we may be required to engage in litigation. Proprietary rights litigation tends to be costly and time consuming. Bringing or defending claims related to our proprietary rights may require us to redirect our human and monetary resources to address those claims.

Our common stock is "penny stock", with the result that trading of our common stock in any secondary market may be impeded. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC may require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock as it is subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

ITEM 3.              CONTROLS AND PROCEDURES.

(A)     Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives. Our Principal Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B)     Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Principal Executive Officer and Principal Financial Officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

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

ITEM 2.              CHANGES IN SECURITIES

During the three months ended June 30, 2004, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”) and have not been reported on our previous Quarterly Reports on Form 10-QSB during the year:

1.
During the quarter ended June 30, 2004 we issued 50,000 shares of our common stock at a price of $0.22 per share to a consultant in respect of fees owed for certain consulting services provided to us by the consultant. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act. The issuance was completed pursuant to Section 4(2) of the Securities Act on the basis that the consultant was a sophisticated investor.

2.
During the quarter ended June 30, 2004, we issued 5,476,190 units at a price of $0.21 per unit to Eyewonder in respect of certain amounts owed to Eyewonder under our Letter Agreement with Eyewonder. Each unit was comprised of one share of our common stock and one share purchase warrant entitling Eyewonder to purchase one share of our common stock at an exercise price of $0.30 per share for a period expiring May 4, 2009. The issuance was completed pursuant to Section 4(2) of the Securities Act on the basis that Eyewonder was a sophisticated investor.

3.
As of June 7, 2004, we completed the sale of 136,548 units at a price of $0.21 per unit for proceeds of $28,675 to seven investors. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.30 per share for the three year period following closing. A total of 136,548 shares and 136,548 share purchase warrants were issued. The purchasers consisted of seven “accredited investors”, as defined by Rule 501 of Regulation D of the Securities Act. The sales were completed pursuant to Rule 506 of Regulation D of the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

4.
On June 22, 2004 we issued 1,266,589 and 33,411 restricted shares of our common stock to Cornell and Newbridge, respectively in payment of certain fees owed to Cornell and Newbridge under the terms of the Standby Equity Agreement and the Placement Agent Agreement. All issuances were completed pursuant to Rule 506 of Regulation D of the Securities Act on the basis that Newbridge and Cornell are "accredited investors", as defined by Rule 501 of Regulation D of the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

5.
On June 22, 2004, we issued a 5% Secured Convertible Debenture to Cornell in the principal amount of $250,000. Cornell purchased the Secured Debenture from us in a private placement on June 22, 2004. The sale of the Secured Debenture was completed pursuant to Rule 506 of Regulation D of the Securities Act. All securities to be issued pursuant to the Secured Debenture will be endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2004.

ITEM 5.              OTHER INFORMATION

None.

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

(a)              Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation. (1)
3.2	Bylaws. (1)
10.1	Transfer/Assignment, dated as of May 27, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company. (1)
10.2	License of Intellectual Property, dated as of June 30, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company. (1)
10.3	Agency Appointment Agreement, dated as of June 30, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company. (1)
10.4	Management Agreement, dated as of June 30, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company. (1)
10.5
Distribution and License Agreement, dated as of June 30, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Nutri-Diem, Inc., a Canadian corporation incorporated pursuant to the laws of the Quebec Company Act. (1)

10.6	Declaration of Trust, dated as of May 27, 2002, between Jay Sargeant and twelve named trust beneficiaries. (1)
10.7
Notice to Transfer Intellectual Property Rights, dated as of August 28, 2002 from Essentially Yours Industries, Inc., a Nevada corporation, to Essentially Yours Industries, Corp., a Canadian Federal Company, and its directors. (1)

10.8
Assignment/Transfer of Intellectual Property Rights, dated as of August 28, 2002, from Essentially Yours Industries, Inc., a Nevada corporation, to Essentially Yours Industries, Corp., a Canadian Federal Company. (1)

10.9	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and Flaming Gorge, Inc. (1)
10.10	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and O'Neill Enterprises, Inc. (1)
10.11
Addendum to the Distribution and License Agreement dated as of November 7, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Nutri-Diem, Inc., a Canadian corporation incorporated pursuant to the laws of the Quebec Company Act. (1)

10.12	Form of Lock-up Agreement. (1)
10.13	Form of Subscription Documents. (1)
10.14	Form of IBA Application. (1)
10.15	Transfer/Assignment, dated as of May 27, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company. (1)
10.16
Merger Agreement and Plan of Reorganization, dated as of June 30, 2002, between and among Burrard Capital, Inc., a Nevada corporation, Essentially Yours Industries, Inc., a Nevada corporation, and Jay Sargeant. (1)

10.17
Share Exchange Agreement, dated November 4, 2002, by and among Safe ID Corporation, a Nevada corporation, Essentially Yours Industries, Inc., a Nevada corporation, the undersigned directors of Safe ID, and Jay Sargeant. (2)

10.18
First Amendment to Trust Agreement dated December 23, 2003, between Jay Sargeant and twelve named trust beneficiaries, revising the terms of the Declaration of Trust dated as of May 27, 2002, between Jay Sargeant and twelve named trust beneficiaries. (4)

10.19	Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, A Nevada corporation, and certain shareholders of EYI Industries, Inc., A Nevada corporation. (2)
10.20	Stock Compensation Program (3)
10.21	Consulting Agreement dated December 27, 2003 between Rajesh Raniga Inc. and Safe ID Corporation. (5)
10.22	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and O'Neill Enterprises Inc. (5)
10.23	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and Flaming Gorge, Inc. (5)

10.24	Addendum to the Distribution and License Agreement between Essentially Yours Industries, Inc. and Nutri-Diem Inc. dated April 30, 2004. (5)
10.25	Letter Agreement dated May 4, 2004 between Eye Wonder, Inc. and EYI Industries, Inc. (5)
10.26	Standby Equity Distribution Agreement, dated June 22, 2004 by and between EYI Industries and Cornell Capital Partners, LP
10.27	Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries and Cornell Capital Partners, LP
10.28	Escrow Agreement, dated June 22, 2004 by and between EYI Industries and Cornell Capital Partners, LP
10.29	Placement Agent Agreement, dated June 22, 2004 by and between EYI Industries and Cornell Capital Partners, LP
10.30	Securities Purchase Agreement, dated June 22, 2004 by and between EYI Industries and Cornell Capital Partners, LP
10.31	Investor Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries and Cornell Capital Partners, LP
10.32	Security Agreement, dated June 22, 2004 by and between EYI Industries and Cornell Capital Partners, LP
10.33	Irrevocable Transfer Agent Instructions, dated June 22, 2004, by and among EYI Industries, Cornell Capital Partners, LP. and Corporate Stock Transfer
10.34	Escrow Agreement, dated June 22, 2004 by and among EYI Industries, Cornell Capital Partners, L.P. and Butler Gonzalez, LLP
10.35	Form of Secured Convertible Debenture
14.1	Code of Ethics (4)
21.1	List of Subsidiaries (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the registration statement on Form SB-2 of Essentially Yours Industries, Inc, filed with the SEC on November 12, 2002.
(2)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 8, 2004.
(3)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on March 30, 2004.
(4)	Filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004.
(5)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2004, filed with the SEC on May 24, 2004.

REPORTS ON FORM 8-K

We filed the following current reports on Form 8-K during the fiscal quarter ended June 30, 2004.

Date of Form 8-K or 8-K/A	Date of Filing with the SEC	Description of the Form 8-K
June 15, 2004	June 16, 2004	Disclosure of entry into a joint venture agreement with World Wide Buyers' Club Inc. and Supra Group, Inc., dated as of May 28, 2004

We did not file any current reports on Form 8-K since June 30, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYI INDUSTRIES, INC.

By:	/s/ Jay Sargeant
Jay Sargeant
President, Chief Executive Officer,
and Director
(Principal Executive Officer)
Date: August 16, 2004