Form 10QSB/A
period 2004-06-30
EYI INDUSTRIES INC
filed 2004-08-19
CIK 1104120

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

Explanatory Note

This Amended Quarterly Report on Form 10-QSB/A dated August 19, 2004 is being filed to:

(i)
correct a typographical error in respect of the registrant’s compensation expenses disclosed under the heading “Item 2. Management’s Discussion and Analysis or Plan of Operation – Results of Operations” to reflect compensation expenses incurred for the six months ended June 30, 2004;

(ii)
remove the final subsequent event referred to in Note 10 to the accompanying interim unaudited financial statements for the three months ended June 30, 2004, which was inadvertently included in the Form 10-QSB filed on August 18, 2004 and which is referenced in Note 4 and Note 7 to the accompanying interim financial statements; and

(iii)
make minor corrections to the accompanying interim unaudited financial statements for the three months ended June 30, 2004 due to a recalculation of minority interest, and make the corresponding changes to the disclosure under the heading “Item 2. Management’s Discussion and Analysis or Plan of Operation”.

Other than the foregoing items and conforming changes related thereto, no part of the Quarterly Report on Form 10-QSB filed on August 18, 2004 is being amended, and the filing of this Amended Quarterly Report on Form 10-QSB/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to August 18, 2004.

PART 1 - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

EYI INDUSTRIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

EYI INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$60,524	$52,075
Restricted cash	210,314	223,682
Accounts receivable	38,519	52,323
Related party receivables	4,995	5,465
Prepaid expenses	1,056,084	28,600
Inventory	208,318	254,367
TOTAL CURRENT ASSETS	1,578,754	616,512

OTHER ASSETS
Property, plant and equipment, net	95,106	143,439
Deferred offering costs	390,000	-
TOTAL OTHER ASSETS	485,106	143,439

INTANGIBLE ASSETS	17,641	19,801

TOTAL ASSETS	$2,081,501	$779,752

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank indebtedness	$42,819	$259,977
Accounts payable and accrued liabilities	719,622	836,751
Accounts payable - related parties	822,789	779,367
Customer deposits	6,250	6,250
TOTAL CURRENT LIABILITIES	1,591,480	1,882,345

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST IN SUBSIDIARY	452,879	468,877

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding
Common stock, $0.001 par value; 537,278,000 shares
authorized, 161,540,148 and 148,180,670 shares issued
and outstanding, respectively	161,540	148,181
Discount on common stock	(53,598)	(53,598)
Additional paid-in capital	2,646,802	827,972
Stock warrants	935,241	128,385
Subscription receivable	(15,000)	-
Accumulated deficit	(3,637,843)	(2,622,410)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	37,142	(1,571,470)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,081,501	$779,752

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Three Months Ended June 30,			Six Months Ended June 30,
		2004	2003		2004		2003
		(Unaudited)	(Unaudited)		(Unaudited)		(Unaudited)

REVENUE		$1,965,737	$2,775,506		$3,494,932		$6,974,710

COST OF GOODS SOLD		1,343,919	1,750,595		2,176,014		4,761,924

GROSS PROFIT		621,818	1,024,911		1,318,918		2,212,786

OPERATING EXPENSES
Consulting fees		205,373	154,770		357,893		386,080
Legal and professional		198,497	27,480		218,549		150,664
Customer service		94,745	288,240		219,084		623,223
Finance and administration		49,801	289,460		269,024		456,743
Sales and marketing		105,952	56,968		133,508		86,481
Telecommunications		151,036	196,126		256,098		313,381
Wages and benefits		307,648	185,820		559,714		567,457
Warehouse expense		254,896	26,272		359,956		416,232
TOTAL OPERATING EXPENSES		1,367,948	1,225,136		2,373,826		3,000,261

OPERATING LOSS		(746,130)	(200,225)		(1,054,908)		(787,475)

OTHER INCOME (EXPENSES)
Interest and other income		(3,173)	8,947		(9,411)		9,550
Interest expense		12,511	(9,076)		33,991		(11,396)
Foreign currency gain/(discount)		(9,906)	11,689		(1,103)		(20,490)
TOTAL OTHER INCOME (EXPENSES)		(568)	11,560		23,477		(22,336)

NET LOSS BEFORE TAXES		(746,698)	(188,665)		(1,031,431)		(809,811)

PROVISION FOR INCOME TAXES		-	-		-		-

NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST		(746,698)	(188,665)		(1,031,431)		(809,811)

ALLOCATION OF LOSS TO MINORITY INTEREST		8,238	-		15,998		-

NET LOSS		$(738,460)	(188,665)		$(1,015,433)		$(809,811)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$	nil	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION		154,362,296	118,045,603		152,325,753		118,045,603

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
	Number of		Paid-in	Discount on	Subscription	Option/	Accumulated
	Shares	Amount	Capital	Common Stock	Receivable	Warrants	Deficit	Total

Stock issued for cash on June 21, 2002	23,026,200	$23,026	$6,974	$-	$-	$-	$-	$30,000

Contribution of assets, liabilities and
subsidiaries acquired at June 30, 2002	92,104,800	92,105	-	(53,598)		-	-	38,507

Net loss for period ended June 30, 2002	-	-	-	-		-	(7,967)	(7,967)

Balance, June 30, 2002	115,131,000	115,131	6,974	(53,598)	-	-	(7,967)	60,540

Shares issued for cash in private
placement for $1.50 per share,
net of prorata share of private placement
fees of $61,206	2,914,603	2,915	477,307	-	-	-	-	480,222

Net loss for fiscal year ended
June 30, 2003	-	-	-	-	-	-	(1,644,456)	(1,644,456)

Balance, June 30, 2003	118,045,603	118,046	484,281	(53,598)	-	-	(1,652,423)	(1,103,694)
Recapitalization and share exchange (restated)	30,135,067	30,135	343,691	-	-	128,385	-	502,211

Net loss for fiscal year ended
December 31, 2003	-	-	-	-	-	-	(969,987)	(969,987)

Balance, December 31, 2003 (restated)	148,180,670	148,181	827,972	(53,598)	-	128,385	(2,622,410)	(1,571,470)

Common stock issued at $0.20 including
warrants less expenses of $28,715	1,466,455	1,466	146,930	-	-	70,844	-	219,240

Stock issued at $0.165 per share for cashless
exercise of options in form of foregone debt	3,200,000	3,200	524,800	-	-	-	-	528,000

Stock issued for exercise of options at $0.20 per share
in lieu of payment of legal fees	300,000	300	59,700	-	-	-	-	60,000

Stock issued at $0.165 per share for cash and
promissory note for exercise of options	1,000,000	1,000	164,000	-	(15,000)	-	-	150,000

Common stock issued at $0.21 including
warrants	5,476,190	5,476	487,381	-	-	657,143	-	1,150,000

Common stock issued at $0.21 including
warrants less expenses of $3,231	566,833	567	36,369	-	-	78,869	-	115,805

Stock issued for exercise of options at $0.22 per share
in lieu of consulting fees	50,000	50	10,950	-	-	-	-	11,000

Stock issued for deferred offering costs	1,300,000	1,300	388,700	-	-	-	-	390,000

Net loss for period ended
June 30, 2004	-	-	-	-	-	-	(1,015,433)	(1,015,433)

Balance, June 30, 2004 (unaudited)	161,540,148	$161,540	$2,646,802	$(53,598)	$(15,000)	$935,241	$(3,637,843)	$37,142

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(1,015,433)	$(809,811)
Loss allocated to minority interest	15,998	-
	(1,031,431)	(809,811)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	50,493	27,700
Decrease (increase) in:		-
Related party receivables	470	308
Accounts receivable	13,804	4,239
Prepaid expenses	(370,341)	(12,367)
Inventory	46,049	(83,941)
Increase (decrease) in:
Accounts payable and accrued liabilities	(117,129)	411,582
Accounts payable - related parties	43,422	(186,848)
Customer deposits	-	43,792
Net cash used by operating activities	(1,364,663)	(605,346)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Decrease (increase) in restricted cash	13,368	(957)
Reimbursement of previously purchased asset	-	83,740
Purchase of trademarks and formulas	-	(19,801)
Increase in security deposit	-	(10,406)
Net cash provided by investing activities	13,368	52,577

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Net change in bank indebtedness	(217,158)	51,704
Issuance of stock, net of private placement costs & warrants	1,576,902	-
Net cash provided by financing activities	1,359,744	51,704

Net increase in cash and cash equivalents	8,449	(501,066)

CASH - Beginning of Year	52,075	517,488

CASH - End of Period	$60,524	$16,422

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$33,991	$11,396
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for options exercised in lieu of debt	$528,000	$-
Stock issued for options exercised in lieu of legal fees	$60,000	$-
Stock subscription issued for promissory note	$15,000	$-
Stock issued for options exercised in lieu of legal fees	$11,000	$-
Warrants issued for prepaid expenses	$657,143	$-
Stock issued for deferred offering costs	$390,000	$-

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

The principal business of the Company is the marketing of health and wellness care products. The Company sells its products through network marketing distributors, which in turn, sell the products to the end customers. The Company maintains its principal business office in Surrey, British Columbia. Effective for the period ended December 31, 2003, the Company has elected to change its year-end from June 30 to December 31.

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

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital of approximately $12,000 and an accumulated deficit of approximately $3,600,000 incurred through June 30, 2004. These factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 4 – LOANS PAYABLE

On June 22, 2004, the Company entered into a loan agreement with Cornell Capital Partners, LP ("the Investor") in which the Company received $250,000 in funding in exchange for convertible securities guaranteed by the assets of the Company. The convertible debt instrument underlying this loan agreement will automatically convert into common stock by the second anniversary date of issuance. Failure to issue unrestricted, freely tradable common stock to the Investor upon conversion after the registration statement filed pursuant to this transaction has been declared effective would be considered an event of default, thereby entitling the Investor to accelerate full repayment of the convertible securities then outstanding. Under the agreement, the Company is required to keep available common stock duly authorized for issuance in satisfaction of convertible securities. See Note 7.

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

EYI INDUSTRIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

EYI INDUSTRIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

Standby Equity Distribution Agreement
On June 22, 2004, the Company entered into a two-year Standby Equity Distribution Agreement with Cornell Capital Partners LP ("Cornell"). Pursuant to this agreement, Cornell will purchase up to 10,000,000 shares of the Company's common stock through a placement agent. The Company issued 1,300,000 shares of its common stock to Cornell and the placement agent upon the inception of this agreement. The $390,000 value of these shares is included in the deferred offering costs in the financial statements and will be amortized over the subsequent stock issuances under this agreement. Management will review these charges to revise any amortization based upon actual future issuances of common stock under this agreement. See Note 4.

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

Compensation Expense

For the six months ended June 30, 2004, compensation expense was $559,714 compared to $567,458 for the six months ended June 30, 2003. The increase in our compensation expense during the period is attributed to the hiring of additional customer service staff.

Net Loss

Our net loss for the six months ended June 30, 2004 increased to $1,015,433 from a net loss of $809,811 for the comparative period in 2003. Our net loss for the three months ended June 30, 2004 increased to $738,460 from a net loss of $188,665 during the same period in 2003, representing an increase of $549,795 or 291%. The increased net loss for the period ended June 30, 2004 is primarily attributed to the decline in gross profit and increases to advertising and telecommunication expenses.

FINANCIAL CONDITION

Cash and Working Capital

We had cash of $60,524 as at June 30, 2004, compared with cash of $52,075 as at December 31, 2003. Our working capital deficit decreased to $12,726 as at June 30, 2004, compared to a working capital deficit of $1,265,833 as at December 31, 2003. The decrease in our working capital deficit was primarily attributed to our agreement with Eyewonder during the quarter, pursuant to which we prepaid $770,000 towards the communications component of the agreement.

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

Cash Provided by Financing Activities

We have continued to finance our business primarily through private placement sales of our common stock, exercises of stock options, short term loans, conversion of accrued liabilities into stock and through increases in our accrued liabilities and accounts payable. Cash provided by financing activities for the six months ended June 30, 2004 was $1,359,744, compared to $51,704 for the six months ended June 30, 2003.

Financing activities included the issuance of common stock for aggregate proceeds of $1,359,744 during the six months ended June 30, 2004 in private placement and other financing transactions. The private placement transactions included the issue of an aggregate of 566,833 shares of our common stock and associated share purchase warrants, representing an average price of $0.25 per share. During the three months ended June 30, 2004 we issued 4,200,000 and 300,000 shares upon exercise of options with an exercise price of $0.165 per share and $0.21 per share, respectively. All shares issued pursuant to stock option exercises during our first quarter were registered on Form S-8 registration statements that we filed with the SEC. During the three months ended June 30, 2004 we made the following issuances: 50,000 restricted shares of our common stock at a price of $0.22 per share in payment of consulting fees to a consultant; 1,266,589 restricted shares of our common stock to Cornell in payment of certain fees owed to Cornell under the terms of the Standby Equity Agreement; and 33,411 restricted shares of our common stock to Newbridge under the terms of the Placement Agent Agreement.

Financing Requirements

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we had negative working capital of approximately $12,726 and an accumulated deficit of approximately $3,637,843 incurred through June 30, 2004.

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

RISK FACTORS

We have a limited operating history, an accumulated deficit and may have continued losses for the foreseeable future with no assurance of profitability. As of June 30, 2004 we had an accumulated deficit of $3,637,843. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

We have a working capital deficit; we may need to raise additional capital to finance operations. We have relied on significant external financing to fund our operations. As of June 30, 2004, we had $60,524 of cash on hand and our total current assets were $1,578,754. Our current liabilities were $1,591,480. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot draw down on the Standby Equity Distribution Agreement, we believe that we will be required to seek additional financing to fund our continued operations. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our independent auditors believe there is substantial doubt we can continue as a going concern. Our independent auditors believe there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser of our common stock will receive a return on his or her investment. As shown in the accompanying financial statements, we had negative working capital of approximately $12,726 and an accumulated deficit of approximately $3,637,843 incurred through June 30, 2004, these factors raise substantial doubt about our ability to continue as a going concern.

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
Date: August 19, 2004