Form 10QSB
period 2004-09-30
EYI INDUSTRIES INC
filed 2004-11-22
CIK 1104120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 161,426,594 shares of common stock issued and outstanding as of November 19, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

EYI INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS
	September 30, 2004	December 31, 2003
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS
Cash	$43,711	$52,075
Restricted cash	210,946	223,682
Accounts receivable, net of allowance	48,497	52,323
Related party receivables	4,996	5,465
Prepaid expenses	974,290	28,600
Inventory	205,274	254,367
TOTAL CURRENT ASSETS	1,487,714	616,512

OTHER ASSETS
Property, plant and equipment, net	79,039	143,439
Deferred offering costs, net	341,250	-
TOTAL OTHER ASSETS	420,289	143,439

INTANGIBLE ASSETS	17,101	19,801

TOTAL ASSETS	$1,925,104	$779,752

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank indebtedness	$13,361	$259,977
Accounts payable and accrued liabilities	1,000,819	836,751
Accounts payable - related parties	612,193	779,367
Convertible debt-related party, net of discount	415,000	-
Customer deposits	8,250	6,250
TOTAL CURRENT LIABILITIES	2,049,623	1,882,345

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST IN SUBSIDIARY	376,419	468,877

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares
authorized, 162,103,042 and 148,180,670 shares issued
and outstanding, respectively	162,103	148,181
Discount on common stock	(53,598)	(53,598)
Additional paid-in capital	2,784,814	827,972
Stock options and warrants	2,141,768	128,385
Subscription receivable	(15,000)	-
Accumulated deficit	(5,521,026)	(2,622,410)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(500,938)	(1,571,470)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,925,104	$779,752

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004		2003	2004	2003
	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$1,379,056		$2,257,932	$4,873,988	$9,232,642

COST OF GOODS SOLD	799,991		1,693,639	2,976,005	6,455,563

GROSS PROFIT	579,065		564,293	1,897,983	2,777,079

OPERATING EXPENSES
Consulting fees	318,095		215,152	823,989	601,232
Legal and professional	106,237		51,629	277,286	202,293
Customer service	84,636		241,622	303,720	864,845
Finance and administration	1,166,046		190,066	1,591,332	646,809
Sales and marketing	108,790		75,489	144,599	161,970
Telecommunications	180,937		106,665	378,701	420,046
Wages and benefits	325,396		234,363	885,110	801,820
Warehouse expense	112,089		13,364	417,572	429,596
TOTAL OPERATING EXPENSES	2,402,226		1,128,351	4,822,309	4,128,612

OPERATING LOSS	(1,823,161)		(564,057)	(2,924,326)	(1,351,532)

OTHER INCOME (EXPENSES)
Interest and other income	3,741		1,453	13,152	11,003
Interest expense	(6,546)		(13,392)	(40,537)	(24,788)
Foreign currency gain/(discount)	127		18,026	(6,060)	(2,464)
TOTAL OTHER INCOME (EXPENSES)	(2,678)		6,087	(33,445)	(16,249)

NET LOSS BEFORE TAXES	(1,825,839)		(557,970)	(2,957,771)	(1,367,781)

PROVISION FOR INCOME TAXES	-		-	-	-

NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST	(1,825,839)		(557,970)	(2,957,771)	(1,367,781)

ALLOCATION OF LOSS TO MINORITY INTEREST	37,472		-	59,155	-

NET LOSS	$(1,788,367)		$(557,970)	$(2,898,616)	$(1,367,781)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.01)	$	nil	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	162,066,682		118,045,603	159,022,567	118,045,603

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
	Number of		Paid-in	Discount on	Subscription	Option/	Retained
	Shares	Amount	Capital	Common Stock	Receivable	Warrants	Earnings	Total

Stock issued for cash on June 21, 2002	23,026,200	$23,026	$6,974	$-	$-	$-	$-	$30,000

Contribution of assets, liabilities and
subsidiaries acquired at June 30, 2002	92,104,800	92,105	-	(53,598)		-	-	38,507

Net loss for period ended June 30, 2002	-	-	-	-		-	(7,967)	(7,967)

Balance, June 30, 2002	115,131,000	115,131	6,974	(53,598)	-	-	(7,967)	60,540

Shares issued for cash in private
placement for $1.50 per share,
net of prorata share of private placement
fees of $61,206	2,914,603	2,915	477,307	-	-	-	-	480,222

Net loss for fiscal year ended
June 30, 2003	-	-	-	-	-	-	(1,644,456)	(1,644,456)

Balance, June 30, 2003	118,045,603	118,046	484,281	(53,598)	-	-	(1,652,423)	(1,103,694)

Shares issued in private placement in anticipation
of recapitalization	3,931,067	3,931	463,866	-	-	82,552	-	550,349

Recapitalization and share exchange (restated)	26,204,000	26,204	(120,175)	-	-	45,833	-	(48,138)

Net loss for fiscal year ended
December 31, 2003	-	-	-	-	-	-	(969,987)	(969,987)

Balance, December 31, 2003 (restated)	148,180,670	148,181	827,972	(53,598)	-	128,385	(2,622,410)	(1,571,470)

Common stock issued at $0.20 including
warrants less expenses of $28,715	1,466,455	1,466	146,930	-	-	70,844	-	219,240

Stock issued at $0.165 per share for cashless
exercise of options in form of foregone debt	3,200,000	3,200	524,800	-	-	-	-	528,000

Stock issued for exercise of options at $0.20 per share
in lieu of payment of legal fees	300,000	300	59,700	-	-	-	-	60,000

Stock issued at $0.165 per share for cash and
promissory note for exercise of options	1,000,000	1,000	164,000	-	(15,000)	-	-	150,000

Common stock issued at $0.21 including
warrants for prepaid expenses	5,476,190	5,476	487,381	-	-	657,143	-	1,150,000

Common stock issued at $0.21 including
warrants less expenses of $3,231	566,833	567	36,369	-	-	78,869	-	115,805

Stock issued for exercise of options at $0.22 per share
in lieu of consulting fees	50,000	50	10,950	-	-	-	-	11,000

Stock issued for deferred offering costs	1,300,000	1,300	388,700	-	-	-	-	390,000

Adjustment to subsidiaries stock held by minority
interest	176,534	177	33,126	-	-	-	-	33,303

Stock issued at $0.28 per share for consulting agreement	350,000	350	97,650	-	-	-	-	98,000

Vested stock options issued for consulting at an								-
average price of $0.18 per share	-	-	-	-	-	128,250	-	128,250

Vested stock options issued for compensation at an
average price of $0.18 per share	-	-	-	-	-	1,078,277	-	1,078,277

Stock issued at $0.165 per share for cash and
promissory note for exercise of options	36,360	36	7,236	-	-	-	-	7,272

Net loss for period ended
September 30, 2004	-	-	-	-	-	-	(2,898,616)	(2,898,616)

Balance, September 30, 2004 (Unaudited)	162,103,042	$162,103	$2,784,814	$(53,598)	$(15,000)	$2,141,768	$(5,521,026)	$(500,938)

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2004	September 30, 2003
	(Unaudited)	(Unaudited)

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(2,898,616)	$(1,367,781)
Loss allocated to minority interest	59,155	-
	(2,957,771)	(1,367,781)

Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	115,139	38,505
Stock and warrants issued for consulting and services	1,404,527	-
Stock issued for options exercised in lieu of debt	528,000
Stock issued for options exercised in lieu of consulting and legal fees	71,000	-
Financing expense paid through escrow	85,000	-
Decrease (increase) in:
Related party receivables	469	211
Accounts receivable	3,826	(47,347)
Prepaid expenses	104,310	2,403
Inventory	49,093	(22,707)
Increase (decrease) in:
Accounts payable and accrued liabilities	164,069	578,078
Accounts payable - related parties	(252,174)	(145,012)
Customer deposits	2,000	(44,610)
Net cash used by operating activities	(682,512)	(1,008,260)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Decrease (increase) in restricted cash	12,736	(957)
Cancellation of additions to property, plant, and equipment	711	484,871
Purchase of trademarks and formulas	-	(19,800)
Net cash provided by investing activities	13,447	464,114

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Net change in bank indebtedness	(246,616)	30,239
Issuance of stock, net of private placement costs & warrants	492,317	-
Net proceeds from convertible debt	415,000	-
Net cash provided by financing activities	660,701	30,239

Net increase in cash and cash equivalents	(8,364)	(513,907)

CASH - Beginning of Year	52,075	517,487

CASH - End of Period	$43,711	$3,580

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$40,537	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for options exercised in lieu of debt	$528,000	$-
Stock issued for options exercised in lieu of consulting and legal fees	$71,000	$-
Stock subscription issued for promissory note	$15,000	$-
Stock and warrants issued for prepaid expenses	$1,150,000	$-
Stock issued for deferred offering costs	$390,000	$-
Stock and warrants issued for expenses	$198,000	$-
Stock options vested for consulting and compensation	$1,206,527	$-
Financing expense paid through escrow	$85,000	$-

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004

NOTE 1 – DESCRIPTION OF BUSINESS

Essentially Yours Industries, Inc., was incorporated on June 21, 2002 in the State of Nevada. The main business activities of Essentially Yours Industries, Inc. were acquired through a merger with the former entity, Burrard Capital, Inc., and other entities concerning the reorganization notesof Essentially Yours Industries, Inc. On December 31, 2003, Essentially Yours Industries, Inc. entered into a share exchange agreement of its stock with Safe ID Corporation ("Safe ID"). This transaction is being accounted for as a share exchange and recapitalization. As a result of this transaction, Safe ID has changed its name to EYI Industries, Inc. ("the Company"), and is acting as the parent holding company for the operating subsidiaries.

The principal business of the Company is the marketing of health and wellness care products. The Company sells its products through network marketing distributors, which in turn, sell the products to the end customers. The Company maintains its principal business office in Surrey, British Columbia. Effective for the period ended December 31, 2003, the Company elected to change its year-end from June 30 to December 31.

The Company has four wholly owned subsidiaries. The first subsidiary is Halo Distributions LLC (hereinafter Halo), which was organized on January 15, 1999, in the State of Kentucky. Halo is the distribution center for the Company's product in addition to other products. The second subsidiary is RGM International Inc., which was incorporated on July 3, 1997, in the State of Nevada. RGM International Inc. is a dormant investment company, which owns one percent of Halo. The third subsidiary is Essentially Yours Industries (Canada) Inc. (hereinafter "EYI Canada"), which was organized on September 13, 2002, in the province of British Columbia, Canada. EYI Canada markets health and wellness care products for use in Canada. The fourth subsidiary is 642706 B.C. Ltd., doing business as EYI Management, which was organized on February 22, 2002, in the province of British Columbia, Canada. EYI Management provides accounting and marketing services to the consolidated entity.

In addition, the Company owns approximately 98% of Essentially Yours Industries, Inc. ("EYII"), incorporated on June 21, 2002 in the state of Nevada. EYII markets health and wellness care products for use in USA. The Company also owns 51% of World Wide Buyers' Club Inc., a Nevada corporation, which was organized by a joint venture agreement effective May 6, 2004. (See Note 3)

Basis of Presentation
The accompanying interim condensed financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2003. In the opinion of management, all required adjustments which consist of normal re-occurring accruals have been made to the financial

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004

statements. The operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2004.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Accounting for Stock Options and Warrants Granted to Employees and Non-Employees Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Bad Debts
During the period ending September 30, 2004, the Company estimated bad debts utilizing the allowance method, based upon past experience and current market conditions. At September 30, 2004, the allowance for doubtful accounts was $12,387. During the period ending December 31, 2003, the Company was unable to estimate its expected allowance for bad debts. The Company believed that any estimate would be immaterial and elected to use the direct write-off method and expensed approximately $27,000 in bad debt expense.

Restricted Cash
Restricted cash includes deposits held in a reserve account in the amount of $210,946 and $223,682 at September 30, 2004 and December 31, 2003, respectively. Such deposits are required by the bank as protection against unfunded charge backs and returns of credit card transactions.

Revenue Recognition
The Company is in the business of selling nutritional products in two categories; dietary supplements and personal care products. Sales of personal care products represent less than 5% of the overall revenue and therefore is not classified separately in the financial statements. The Company recognized revenue for product sales when the products are shipped and title passes to customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted to $156,920 and $280,840 at September 30, 2004 and September 30, 2003, respectively.

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital of approximately $562,000 and an accumulated deficit of approximately $5,500,000 incurred through September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004

assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3– JOINT VENTURE AGREEMENT

On May 28, 2004, the Company entered into a joint venture agreement with World Wide Buyers' Club Inc. ("WWBC") and Supra Group, Inc. ("SG") Pursuant to the terms of the joint venture agreement, the Company and SG agree to form WWBC, a Nevada corporation, owned 51% by the Company and 49% by SG. The purpose of the agreement is for the joint marketing and distribution of products of SG using the Company's existing distribution system in the United States. The term of the agreement is 10 years commencing May 6, 2004. As of September 30, 2004, there has been no economic activity between the Company, SG, or WWBC.

NOTE 4– PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to seven years.

NOTE 5 – CONVERTIBLE LOANS PAYABLE

On June 2, 2004, the Company entered into a loan agreement with Cornell Capital Partners, LP ("the Investor") in which the Company received $415,000 net of expenses of $85,000 in funding in exchange for convertible securities guaranteed by the assets of the Company. The convertible debt instrument underlying this loan agreement will automatically convert into common stock at either 120% of the closing bid price by the second anniversary date of issuance or 100% of the average of the three lowest daily volume weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. Failure to issue unrestricted, freely tradable common

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004

stock to the Investor upon conversion after the registration statement filed pursuant to this transaction has been declared effective would be considered an event of default, thereby entitling the Investor to accelerate full repayment of the convertible securities then outstanding. Under the agreement, the Company is required to keep available common stock duly authorized for issuance in satisfaction of the convertible. (See Note 8)

NOTE 6 – CAPITAL STOCK

On January 1, 2004, the Company entered into a agreement with an independent contractor to provide services in exchange for 250,000 common shares. The Company computed the number of shares issued in this transaction based on the estimated fair market value of the Company's common stock on the dates of issuance and recognized an expense of $70,000 for consulting fees.

On March 5, 2004, the Company entered into a agreement with an independent contractor to provide services in exchange for 100,000 common shares. The Company computed the number of shares issued in this transaction based on the estimated fair market value of the Company's common stock on the dates of issuance and recognized an expense of $28,000 for consulting fees.

On April 1, 2004, the Company entered into a consulting agreement that granted the consultant, Daniel Matos, 2,000,000 stock options and requires the payment of a consulting fee of $16,667 each month. The consultant will use the monthly sum to acquire shares of the Company by exercising the options once they vested on October 1, 2004.

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

On April 20, 2004, an officer of the Company exercised 3,200,000 options at $0.165 per share at the aggregate exercise price of $528,000. The options were paid in the form of foregone debt owed to the officer by the Company. (See Note 10)

On May 4, 2004 the Company issued 5,476,190 common shares to Eyewonder, Inc. ("Eyewonder") at a price of $0.21 per share, pursuant to the terms of the Letter Agreement dated May 4, 2004. The issuance of the 5,476,190 of common shares has been determined to be a prepaid expense due to the conditions of the agreement stating that the shares are fully paid in exchange for Eyewonder's role and work in creating and managing an advertising and promotional on-line campaign for the Company. Eyewonder Inc. also received 5,476,190 warrants exercisable at a price of $0.30 per share for a period of five years from the date of issuance. In addition, on execution of the

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004

agreement, the Company agreed to issue options to purchase 1,100,000 shares of the Company's common stock at a price of $0.22 per share to certain individuals designated by Eyewonder. The total amount of prepaid expense in the amount of $1,050,000 is being expensed over three years, the life of the contract. In the period ending September 30, 2004, the Company has expensed $145,834 on this contract.

On June 3, 2004, 300,000 options were exercised at $0.20 per share at the aggregate exercise price of $60,000. The options were paid in the form of forgone debt owed to the legal firm by the Company The Company computed the number of options issued in this transaction based on the estimated fair market value of the Company's common stock on the dates of issuance.

During the quarter ended June 30, 2004, the Company issued 50,000 restricted shares at $0.22 per share in payment of consulting fees. The Company computed the number of shares issued in this transaction based on the fair value of services received and the market value of the Company's common stock on the dates of issuance and recognized an expense of $11,000 to consulting fees.

During the quarter ended June 30, 2004, the Company received $115,805 from the private placement sale of 566,833 shares of common stock at $0.21 per share. In addition, the purchasers of the shares received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.30 per share for a period of two years. (See Note 7)

During the period ended June 30, 2004, the Company issued 1,300,000 shares of its common stock as an incentive. (See Note 8)

On July 1, 2004, the Company issued 100,000 stock options at $0.26 per share to consultants in exchange for services. The options will vest at 50% on October 1, 2004 and 50% on October 1, 2005.

On July 6, 2004, an employee of the Company exercised 36,360 options at $0.20 per share. The options were paid by cash in the amount of $7,272.

On September 30, 2004, the Company issued 2,650,000 stock options at $0.11 per share to various consultants and an employee. These options vested immediately upon issuance. (See Note 7)

NOTE 7 – COMMON STOCK OPTIONS AND WARRANTS

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004

measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options and warrants for the period ended September 30, 2004; estimated risk-free interest rate of 3 - 4%, estimated volatility of between 75% and 110% and term of two years.

Warrants

Warrants and Prior Year Adjustment
During the period ended June 30, 2004, the Company determined that an additional 916,667 warrants from the reverse acquisition and share exchange with Safe ID Corporation had not been properly determined and valued at the date of the change of control nor at December 31, 2003. A correction of an error was made and is reflected in the financial statements. The warrants were valued at $45,833. The additional paid-in-capital was reduced by $45,833 and warrants accounted for in the equity section was increased by the same. There was no effect on total stockholders equity or upon net income and accumulated deficits.

During the period ended September 30, 2004, the Company received $115,805 from the private placement sale of 566,833 shares of common stock. In addition, the purchasers of the shares received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.30 per share for a period of two years. The fair value of the warrants issued as part of the private placement was determined to be $78,869.

Stock Options
During the period ending September 30, 2004, the Company's board of directors approved the Stock Compensation Program to allow up to 25,000,000 shares of stock to be issued under the program. Subsequent to the board of directors approval, this plan was approved by the shareholders. This plan enables the Company to grant stock options to directors, officers, employees and eligible consultants of the Company

During the period ended September 30, 2004, the Company granted stock options to purchase a total of 24,639,000 shares of common stock to its employees, directors, and consultants. The options were granted from $0.08 to $0.26 per share. The Company recognized an expense to services and consulting of $1,206,527 during the period ending September 30, 2004 for all vested options.

Following is a summary of the status of the stock options during the nine months ended September 30, 2004:

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2003	-	-
Granted	24,639,000	0.18
Exercised	(4,536,360)	0.17
Forfeited	-	-
Options outstanding at September 30, 2004	20,102,640	0.18
Options exercisable at September 30, 2004	12,698,140	0.17

Weighted average fair value of options granted in 2004		0.15

Summarized information about stock options outstanding and exercisable at September 30, 2004 is as follows:

Options Outstanding
Exercise		Weighted ave.	Weighted ave
Price	Number	Remaining	exercise
Range	of Shares	Life	price
$0.08 - $0.26	20,102,640	2.00	$0.18

Options Exercisable
Exercise		Weighted ave.	Weighted ave
Price	Number	Remaining	exercise
Range	of Shares	Life	price
$0.11 - $0.22	12,698,140	2.00	$0.17

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Purchase Agreement
On June 30, 2002, the Company entered into a distribution and license agreement with a company in which one of the Company's directors has an ownership interest. The agreement gives the Company the exclusive right to market, sell and distribute certain products for a five-year renewable term. Management estimates that 90% of the Company's sales volume results from products supplied under this licensing agreement.

During the quarter ended March 31, 2004, the Company negotiated the lowering of the purchasing threshold, and pursuant to the agreement, the Company is required to purchase the following amounts of product during the term of the agreement:

June 1, 2003 to May 31, 2004	$1,586,000
June 1, 2004 to May 31, 2005	$3,964,000

For each year thereafter, during the term of this agreement, the Company is obligated to purchase a minimum amount of $5,549,000 of product.

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004

In the event that the Company is unable to meet the minimum purchase requirements of the licensing agreement or the terms requiring it to pay 15% of the difference between the minimum purchase amount referred to above and actual purchases for that year in which there is a shortfall, then the licensor has various remedies available to it including, renegotiating the agreement, removing exclusivity rights, or terminating the agreement.

As of the date of these financial statements, the purchase requirements have not been made and it has been determined by the Company to be a remote possibility that the licensor will enforce the minimum purchase requirements, therefore, there has not been an accrual made to the financial statements to reflect any estimated liability pertaining to this agreement.

Lease Payments
The Company has operating lease commitments for its premises, office equipment and an automobile. The minimum annual lease commitments are as follows:

Year ended December 31,	Minimum
2004	$264,634
2005	177,356
2006	151,739
2007	52,432

Management Agreement
EYI Corp. has agreed to perform various services and administrative assistance to the Company on a month to month basis commencing April 1, 2004. The services and duties to be provided and performed by EYI Corp. for EYII shall be determined and agreed upon by the parties, from time to time, as required, provided however, it is understood and agreed that such services will primarily consist of assisting EYII in the sales and marketing business.

The remuneration to be paid by EYII to EYI Corp. for the aforementioned services shall be the cost of actual expenses plus a fee of five (5%) percent for services provided.

Standby Equity Distribution Agreement
On June 22, 2004, the Company entered into a two-year Standby Equity Distribution Agreement with Cornell Capital Partners LP ("Cornell"). Pursuant to this agreement, Cornell will purchase up to 10,000,000 shares of the Company's common stock through a placement agent. The Company issued 1,300,000 shares of its common stock to Cornell and the placement agent upon the inception of this agreement. The $390,000 value of these shares is included in the deferred offering costs in the financial statements and will be amortized on a straight line method over a two year period. (See Note 5).

Other Matters
The Company's predecessor organization, Essentially Yours Industries Corp. ("EYIC"), a British Columbia corporation, has outstanding claims from the Internal Revenue Service

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004

for penalties and interest of approximately $2,000,000. Furthermore, one or more states may have claims against EYIC for unpaid state income taxes. Management believes that these claims are limited solely to EYIC and that any prospective unpaid tax claims against the Company are remote and unable to be estimated.

NOTE 9 – CONCENTRATIONS

Economic Dependence
During 2004, the Company purchased approximately 90% of its products for resale from one company, Nutri-Diem Inc., which is the sole supplier of the Company's flagship product Calorad. Pursuant to a purchase agreement, the Company is subject to minimum purchases per annum. (See Note 8).

NOTE 10 – RELATED PARTY TRANSACTIONS

Accounts payable to related parties includes amounts due to the president and chief executive officer for services performed during the last year as well as to other related parties and the company with which they have a signed management agreement. These payables are non-interest bearing and non-collateralized.

During the nine months, the Company purchased approximately 90% of its products for resale from one company, Nutri-Diem Inc., which is owned in part by a director of the Company. (See Note 8)

On April 7, 2004, an employee of the Company issued a promissory note in exchange for the exercise of options in the amount of $15,000. The note is due on demand and is payable with interest at the rate of 5% per annum. The note has been determined to be a stock subscription and is recorded on the Company's financial statements as a subscription receivable. See Note 6.

During the period ending June 30, 2004, an agreement was reached between the president and an officer of the Company for the reallocation of related party payables. Subsequent to the agreement, the Company exchanged the debt owed the officer for the right of the officer to exercise 3,200,000 options at the exercise price of $0.16 per share for the aggregate exercise price of $528,000.

NOTE 11 - SUBSEQUENT EVENT

On October 13, 2004, the Company issued 250,000 options at $0.08 per option to a consultant in exchange for services performed.

On October 26, 2004, a consultant exercised 250,000 options at $0.08 per option.

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004

On November 12, 2004, the Company entered into a non-binding letter with Romford Investments, PLC ("Romford") which is subject to the consummation of a formal agreement expected in December 2004, and the completion of our due diligence review of the investment terms. Romford has proposed to commit to purchase a Convertible Debenture of EYI Industries, Inc. with a principal amount of $10,000,000 in exchange for Romford's shares. Romford proposes to enter into similar transactions with approximately 20-25 small capitalization issuers.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding EYI Industries, Inc.'s (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports the Company files with the Securities and Exchange Commission (the "SEC"). These factors may cause the Company's actual results to differ materially from any forward-looking statement.

As used in this quarterly report, the terms "we", "us", "our", and "our company" mean EYI Industries, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

OVERVIEW

We are in the business of selling, marketing, and distributing a product line consisting of approximately 35 nutritional products in two categories, dietary supplements and personal care products. Our most successful product is Calorad, a liquid collagen-based dietary supplement presently available on the market. These products are marketed through a network marketing program in which IBAs (Independent Business Associates) purchase products for resale to retail customers as well as for their own personal use. We have a list of over 400,000 IBAs, of which approximately 11,000 we consider "active". An "active" IBA is one who purchased our products within the preceding 12 months. Over 1,600 of these IBAs are considered "very active". A "very active" IBA is one who is on our automatic Auto-ship Program and is current with their annual administration fee.

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

On an ongoing basis we review our product line for duplication and sales trends and make adjustments accordingly. As of September 30, 2004, our product line consisted of: (i) 24 dietary supplement products; and (ii) 11 personal care products consisting primarily of cosmetic and skin care products. Our products are primarily manufactured by Nutri-Diem, Inc., a related party, and sold by us under a license and distribution agreement with Nutri-Diem. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us. Our products are sold to our IBAs located in all 50 states, the District of Columbia and Canada.

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

Recent Corporate Developments

We have experienced the following significant changes since the completion of our most recent fiscal year end:

  In November, 2004 we completed the development of a trade-marked and patent-pending product called Prosoteine TM . Prosoteine TM is a proprietary plant-based amino-acid supplement. The new patent-pending formula is designed specifically to address longevity issues and energy issues. We commenced sales of Prosoteine TM in November, 2004.

  During the quarter ended September 30, 2004 we created a new department called Sales Communication. This department is responsible for contacting our inactive IBA data base and encouraging them to purchase our products.

  On November 12, 2004, we entered into a non-binding letter with Romford Investments, PLC ("Romford") which is subject to the consummation of a formal agreement expected in December 2004, and the completion of our due diligence review of the investment terms. Romford has proposed to commit to purchase a convertible debenture of our company with a principal amount of $10,000,000 in exchange for shares of Romford. Romford proposes to enter into similar transactions with approximately 20-25 small capitalization issuers whose stock is traded on the over-the-counter bulletin board or Nasdaq Smallcap markets.

  On September 24, 2004, we issued a secured convertible debenture to Cornell in the principal amount of $250,000. The secured convertible debenture is convertible at the Cornell's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of the common stock as of the date of issuance, or (ii) 80% of the average of the lowest daily volume weighted average price of our common stock for the 5 trading days immediately preceding the conversion date. At maturity, the remaining unpaid principal and accrued interest under the debentures must be, at our option, either paid or converted into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the date of issuance, or (ii) 80% of the lowest closing bid price of the common stock for the lowest trading days of the 5 trading days immediately preceding the conversion date. The secured convertible debenture is secured by all of our assets. The secured convertible debenture accrues interest at a rate of 5% per year and has a term of 3 years. In the event the secured convertible debentures are redeemed, then we will issue to Cornell a warrant to purchase 50,000 shares for every $100,000 redeemed at an exercise price of 120% of the closing bid price as of September 24, 2004. Cornell purchased the secured convertible debentures from us in a private placement on September 24, 2004. Cornell assigned its interest in the secured convertible debenture in September, 2004 to Taib Bank, E.C. and Kent Chou.

  On September 17, 2004, we filed a registration statement on Form SB-2 registering an offering of 83,646,847 shares of the common stock held by certain of our stockholders, including Cornell Capital Partners, L.P., which intends to sell up to an aggregate amount of 80,918,173 shares of common stock, which includes 71,382,289 pursuant to a Standby Equity Distribution Agreement, described below, 8,269,295 shares of common stock underlying convertible debentures, and 1,266,589 shares of common stock issued as a commitment fee pursuant to the Standby Equity Distribution Agreement. Other selling stockholders include Newbridge Securities Corporation, an unaffiliated registered broker-dealer retained by us in connection with the Standby Equity Distribution Agreement, which intends to sell under the registration statement 33,411 shares of common stock issued as a placement agent fee. We are not selling any shares of common stock in the offering and therefore will not receive any proceeds from the offering. We will, however, receive proceeds from the sale of common stock under the Standby Equity Distribution Agreement. All costs associated with the registration of the offering will be borne by us.

  In August, 2004 we entered into a non-binding letter of intent with Venevision Continental LLC ("Venvision") for the purpose of implementing a marketing campaign for our Calorad® product within the Latin American market. The letter of intent is subject to the consummation of a definitive agreement between the parties.

  In July, 2004 we entered into subsidy agreements with Stancorp, Winslow Drive Corp., and Premier Wellness Products (each a "Participant"), each of which is controlled by a relative of Mr. Jay Sargeant, our President. Pursuant to the terms of the subsidy agreements, we agreed to pay each Participant a subsidy of $2,500 per week in consideration of sales and marketing services provided by the Participants to us. The term of each subsidy agreement commences July 23, 2004 to October 15, 2004. The agreement is intended to provide a fixed commission to the Participants during the transitional period between pay plans.

  During the quarter ended June 30, 2004, we constructed and completed our first video-streaming ads and developed a Calorad customer training series of video-streams. We intend to share this video-streaming training model with our core Network channel. Additionally, both EyeWonder, Inc. and our internet web-marketing division have begun to test the ads in real time. In the next phase we intend to commence a sales initiative to capture sales, create brand awareness and support sales campaigns.

  On June 22, 2004, we entered into a Standby Equity Distribution Agreement (the "Standby Equity Agreement") with Cornell Capital Partners, LP ("Cornell"), pursuant to which we entered into, among other things, the following agreements with Cornell: Registration Rights Agreement, Securities Purchase Agreement, Escrow Agreement, Placement Agent Agreement and Investor Registration Rights Agreement. Pursuant to the terms of the Standby Equity Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $10 million. If we request advances under the Standby Equity Agreement, Cornell will purchase shares of our common stock for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell will retain 5% of each advance under the Standby Equity Agreement. We may not request advances in excess of a total of $10 million. The maximum of each advance is equal to $250,000. Upon execution of the Standby Equity Agreement, we agreed to pay a fee consisting of 1,266,589 shares of our common stock (the "Cornell Fee Shares") to Cornell, and a fee of 33,411 shares (the "Newbridge Fee Shares") to Newbridge Securities Corporation ("Newbridge") pursuant to a Placement Agent Agreement we entered into in connection with the Standby Equity Agreement. Pursuant to the terms of our Registration Rights Agreement and the Standby Equity Agreement with Cornell, we agreed to register and qualify the Fee Shares, the Newbridge Fee Shares and additional shares due to Cornell under the Standby Equity Agreement under a registration statement filed with the SEC.

  Also on June 22, 2004, we issued a 5% Secured Convertible Debenture (the "Secured Debenture") to Cornell in the principal amount of $250,000. The Secured Debenture is convertible at Cornell's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the date of issuance, or (ii) 80% of the average of the lowest daily volume weighted average price of our common stock for the 5 trading days immediately preceding the conversion date. At maturity, the remaining unpaid principal and accrued interest under the debenture shall be, at our option, either paid or converted into shares of common stock at the conversion price set out in the agreement. The Secured Debenture is secured by all of our assets. In the event the Secured Debenture is redeemed, then we will issue to Cornell a warrant to purchase 50,000 shares for every $100,000 redeemed at an exercise price of 120% of the closing bid price asof June 22, 2004. We agreed to register the resale of the amount of any principal owed which hasbeen converted under the Secured Debenture pursuant to the terms of our Investor RegistrationRights Agreement and Securities Purchase Agreement with Cornell.

  In July, 2004 we entered into a letter of intent with a private Canadian company for the purpose of acquiring all of its assets (the "Assets") including a worldwide marketing and distribution license of certain products manufactured by Kawahara Co. Ltd. Of Japan. The letter of intent is subject to the consummation of a definitive agreement between the parties by December 14, 2004, and the completion of our due diligence review of the company's Assets. The purchase price for the Assets will be mutually agreed upon, upon completion of our due diligence inspections.

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

  On April 30, 2004 we entered into an amendment to our License and Distribution Agreement (the "LDA Agreement") dated June 30, 2002 with Nutri-Diem Inc. ("Nutri-Diem"), lowering the amount of expenditures we are required to make under the LDA Agreement. Pursuant to the terms of the amendment to the LDA Agreement we are required to expend the following amounts on purchasing the products of Nutri-Diem over the term of the LDA Agreement: (i) from June 1, 2003 to May 31, 2004, $1,530,000, (ii) from June 1, 2004 to May 31, 2005, $3,825,000, and (iii) for each year thereafter, $5,355,000. We did not meet the $1,530,000 minimum purchase requirement under the LDA Agreement for the period from June 1, 2003 to May 31, 2004. As a result of our failure to meet the minimum purchase requirement, Nutri-Diem had the option (the “Option”) to terminate the LDA Agreement, make the LDA Agreement non-exclusive, or require us to renegotiate the LDA Agreement. Nutri-Diem failed to exercise its Option within the period prescribed in the LDA Agreement.

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

2.	We intend to upgrade our computer systems over the next twelve months. These upgrades are intended to result in improved operational efficiency with the objective of reducing overhead costs.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended September 30			Nine Months Ended September 30
	2004	2003	Percentage	2004	2003	Percentage
			Increase /			Increase /
			(Decrease)			(Decrease)
Revenue	$1,379,056	$2,257,932	38.9%	$4,873,988	$9,232,642	47.2%
Cost of Goods Sold	$799,991	$1,693,639	52.8%	$2,976,005	$6,455,563	53.9%
Gross Profit	$579,065	$564,293	(2.6%)	$1,897,983	$2,777,079	31.7%
Gross Profit Margin	42.0%	25.0%	17%	38.9%	30.1%	8.8%

Net Sales

The decrease in our net sales is attributed to our inability to attract new IBA's into our sales force, and the changes made to our commission plan in January 2004. The decline in cost of goods sold during the period ended September 30, 2004 is attributed to the implementation of our new compensation plan for our IBAs.

Operating Expenses

	Third Quarter Ended September 30			Nine Months Ended September 30

			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)
Operating Expenses	$2,402,226	$1,128,351	112.9%	$4,822,309	$4,128,612	16.8%

The increase of our operating expenses during the three months ended September 30, 2004 was primarily due to the expense recognized to services and consulting of $1,206,527 as a result of the granting 24,639,000 shares of common stock to our employees, directors, and consultants.

Net Loss

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2004	2003	Increase /	2004	2003	Increase /
			(Decrease)			(Decrease)
Net Loss	($1,788,367)	($557,970)	220.5%	($2,898,616)	($1,367,781)	111.9%

The increased net loss for the period ended September 30, 2004 is the combined result of lower revenue and the $1,206,527 in expenses recognized as the value of stock options issued during the period.

FINANCIAL CONDITION

Cash and Working Capital

			Percentage
	At September 30, 2004	At December 31, 2003	Increase / (Decrease)
Current Assets	$1,487,714	$616,512	141.3%
Current Liabilities	$2,049,623	$1,882,345	8.9%
Working Capital (Deficit)	($561,909)	($1,265,833)	(55.6%)

We had cash of $43,711 as at September 30, 2004, compared with cash of $52,075 as at December 31, 2003. The decrease in our working capital deficit was primarily attributed to our agreement with Eyewonder, pursuant to which we prepaid $770,000 towards the communications component of the agreement. The largest components of our working capital deficit are accounts payable, accrued liabilities, and convertible debt in the amount of $2,028,012 as at September 30, 2004 including amounts payable to related parties, compared to $1,616,118 as at December 31, 2003.

Liabilities

			Percentage
	At September 30, 2004	At December 31, 2003	Increase / (Decrease)
Accounts Payable and
Accrued Liabilities	$1,000,819	$836,751	19.6%
Convertible Debt-Related
Party, Net of Discount	$415,000	$0	100%

We had an increase of 19.6% in Accounts Payable and Accrued Liabilities during the nine months which represents the increase in unpaid trade payables. The increase in convertible debt relates to our loan agreement with Cornell entered into on June 2, 2004, pursuant to which we received a net of $415,000 in exchange for convertible securities.

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2004 was $682,512 compared to $1,008,260 for the comparative period in 2003, representing a decrease of $325,748 or 32%.

Cash Provided by Financing Activities

We have continued to finance our business primarily through private placement sales of our common stock, exercises of stock options, short term loans, conversion of accrued liabilities into stock and through increases in our accrued liabilities and accounts payable. Cash provided by financing activities for the nine months ended September 30, 2004 was $660,701, compared to $30,239 for the nine months ended September 30, 2003.

Financing activities included the issuance of common stock for aggregate proceeds of $492,317 during the nine months ended September 30, 2004 in private placement and other financing transactions. The private placement transactions during the nine months ended September 30, 2004 included the issue of an aggregate of 566,833 shares of our common stock and associated share purchase warrants, representing an average price of $0.25 per share. During the nine months ended September 30, 2004 we issued 4,200,000 and 300,000 shares upon exercise of options with an exercise price of $0.165 per share and $0.21 per share, respectively. All shares issued pursuant to stock option exercises during our first quarter were registered on Form S-8 registration statements that we filed with the SEC. During the nine months ended September 30, 2004 we made the following issuances: 50,000 restricted shares of our common stock at a price of $0.22 per share in payment of consulting fees to a consultant; 1,266,589 restricted shares of our common stock to Cornell in payment of certain fees owed to Cornell under the terms of the Standby Equity Agreement; and 33,411 restricted shares of our common stock to Newbridge under the terms of the Placement Agent Agreement.

On September 24, 2004, we issued a secured convertible debenture to Cornell in the principal amount of $250,000. The secured convertible debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of : (i) 120% of the closing bid price of the common stock as of the date of issuance, or (ii) 80% of the average of the lowest daily volume weighted average price of our common stock for the 5 trading days immediately preceding the conversion date. At maturity, the remaining unpaid principal and accrued interest under the debentures must be, at our option, either paid or converted into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the date of issuance, or (ii) 80% of the lowest closing bid price of the common stock for the lowest trading days of the 5 trading days immediately preceding the conversion date. The secured convertible debenture is secured by all of our assets. The secured convertible debenture accrues interest at a rate of 5% per year and has a term of 3 years. In the event the secured convertible debentures are redeemed, then we will issue to Cornell a warrant to purchase 50,000 shares for every $100,000 redeemed at an exercise price of 120% of the closing bid price as of September 24, 2004. Cornell purchased the secured convertible debentures from us in a private placement on September 24, 2004.

Financing Requirements

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we had negative working capital of approximately $560,000 and an accumulated deficit of approximately $5,500,000 incurred through September 30, 2004.

Our current sources of working capital are sufficient to satisfy our anticipated working capital needs. In the event we do not receive further financing from our arrangements with Cornell, we will be required to seek additional financing to fully implement our business plan. We may not be able to obtain additional working capital on acceptable terms, or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern. We anticipate that any additional financing would be through the sales of our common or preferred stock or placement of convertible debt.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to our December 31, 2003 consolidated financial statements.

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

RISK FACTORS

We have a limited operating history, an accumulated deficit and may have continued losses for the foreseeable future with no assurance of profitability. As of September 30, 2004, we had an accumulated deficit of $5,521,026. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

Management has established plans designed to attempt to increase the sales of our products, and decrease debt. We plan on continuing to reduce expenses, and with small gains in any combination of network sales, direct sales, international sales, and warehouse sales, believe that we will eventually be able to reverse the present deficit. Management intends to seek additional capital from new equity securities offerings that should provide funds needed to increase liquidity, and implement our business plan. Management's plans include negotiations to convert portions of existing debt into equity.

The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

We have a working capital deficit; we may need to raise additional capital to finance operations. We have relied on significant external financing to fund our operations. As of September 30, 2004, we had $43,711 of cash on hand and our total current assets were $1,487,714. Our current liabilities were $2,049,623. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot draw down on the Standby Equity Distribution Agreement, we believe that we will be required to seek additional financing to fund our continued operations. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our independent auditors believe there is substantial doubt we can continue as a going concern. Our independent auditors believe there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser of our common stock will receive a return on his or her investment. As shown in the accompanying financial statements, we had negative working capital of approximately $560,000 and an accumulated deficit of approximately $5,500,000 incurred through September 30, 2004, these factors raise substantial doubt about our ability to continue as a going concern.

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

We believe that all of our existing and proposed products are dietary supplements or personal care products that do not require governmental approvals to market in the United States. Our key products are classified as follows:

Dietary Supplements

•	Calorad®

•	Agrisept-L®

•	Oxy-Up™

•	Triomin

•	Noni Plus™

•	Iso-Greens™

•	Definition (drops)®

•	Essential Omega™

•	Prosoteine™

Personal Care Products

•	Definition (cream)®

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

  our efforts to develop innovative new products will be successful,
  or

  customers will accept new products.

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

We are materially dependent upon our key personnel and the loss of such key consultants could result in delays in the implementation of our business plan or business failure. We depend upon the continued involvement of Jay Sargeant, our President, Chief Executive Officer and Director, and Dori O'Neill, our Executive Vice President, Chief Operations Officer, Secretary, Treasurer and Director. As we are a developing company, the further implementation of our business plan is dependent on the entrepreneurial skills and direction of management. Mr. Sargeant, Mr. O'Neill guide and direct our activity and vision. This direction requires an awareness of the market, the competition, current and future markets and technologies that would allow us to continue our operations. The loss or lack of availability of these individuals could materially adversely affect our business and operations. We do not carry "key person" life insurance for these officers and directors, and we would be adversely affected by the loss of these two key consultants.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2004, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "Securities Act") and have not been reported on our previous Quarterly Reports on Form 10-QSB during the year:

1.
On September 24, 2004, we issued a 5% Secured Convertible Debenture to Cornell in the principal amount of $250,000. Cornell purchased the Secured Debenture from us in a private placement on September 24, 2004. The sale of the Secured Debenture was completed pursuant to Rule 506 of Regulation D of the Securities Act. All securities to be issued pursuant to the Secured Debenture will be endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2004.

ITEM 5.            OTHER INFORMATION.

None.

ITEM 6.            EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation. (1)
3.2	Certificate of Amendment to Articles of Incorporation dated December 29, 2003.
3.3	Certificate of Amendment to Articles of Incorporation dated December 31, 2003.
3.4	Bylaws. (1)
10.1	Transfer/Assignment, dated as of May 27, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company. (2)
10.2	License of Intellectual Property, dated as of June 30, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company.(2)
10.3	Agency Appointment Agreement, dated as of June 30, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company.(2)
10.4	Management Agreement, dated as of June 30, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company. (2)
10.5
Distribution and License Agreement, dated as of June 30, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Nutri-Diem, Inc., a Canadian corporation incorporated pursuant to the laws of the Quebec Company Act.(2)

10.6	Declaration of Trust, dated as of May 27, 2002, between Jay Sargeant and twelve named trust beneficiaries. (2)
10.7
Notice to Transfer Intellectual Property Rights, dated as of August 28, 2002 from Essentially Yours Industries, Inc., a Nevada corporation, to Essentially Yours Industries, Corp., a Canadian Federal Company, and its directors.(2)

10.8
Assignment/Transfer of Intellectual Property Rights, dated as of August 28, 2002, from Essentially Yours Industries, Inc., a Nevada corporation, to Essentially Yours Industries, Corp., a Canadian Federal Company.(2)

10.9	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and Flaming Gorge, Inc.(2)
10.10	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and O'Neill Enterprises, Inc.(2)
10.11
Addendum to the Distribution and License Agreement dated as of November 7, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Nutri-Diem, Inc., a Canadian corporation incorporated pursuant to the laws of the Quebec Company Act.(2)

10.12	Form of Lock-up Agreement.(2)
10.13	Form of Subscription Documents. (2)
10.14	Form of IBA Application. (2)
10.15	Transfer/Assignment, dated as of May 27, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company.(2)
10.16
Merger Agreement and Plan of Reorganization, dated as of June 30, 2002, between and among Burrard Capital, Inc., a Nevada corporation, Essentially Yours Industries, Inc., a Nevada corporation, and Jay Sargeant. (2)

10.17
Share Exchange Agreement, dated November 4, 2002, by and among Safe ID Corporation, a Nevada corporation, Essentially Yours Industries, Inc., a Nevada corporation, the undersigned directors of Safe ID, and Jay Sargeant. (3)

10.18
First Amendment to Trust Agreement dated December 23, 2003, between Jay Sargeant and twelve named trust beneficiaries, revising the terms of the Declaration of Trust dated as of May 27, 2002, between Jay Sargeant and twelve named trust beneficiaries. (5)

10.19	Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, and certain shareholders of EYI Industries, Inc. (3)
10.20	Stock Compensation Program (4)
10.21	Consulting Agreement dated December 27, 2003 between Rajesh Raniga Inc. and Safe ID Corporation. (6)

Exhibit Number	Description of Exhibit
10.22	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and O'Neill Enterprises Inc. (6)
10.23	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and Flaming Gorge, Inc. (6)
10.24	Addendum to the Distribution and License Agreement between Essentially Yours Industries, Inc. and Nutri-Diem Inc. dated April 30, 2004. (6)
10.25	Letter Agreement dated May 4, 2004 between Eye Wonder, Inc. and EYI Industries, Inc. (6)
10.26	Standby Equity Distribution Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP (6)
10.27	Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP (6)
10.28	Escrow Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP (6)
10.29	Placement Agent Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP (6)
10.30	Securities Purchase Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP (6)
10.31	Investor Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP (6)
10.32	Security Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP (6)
10.33	Irrevocable Transfer Agent Instructions, dated June 22, 2004, by and among EYI Industries, Inc., Cornell Capital Partners, LP and Corporate Stock Transfer (6)
10.34	Escrow Agreement, dated June 22, 2004 by and among EYI Industries, Inc., Cornell Capital Partners, L.P. and Butler Gonzalez, LLP (6)
10.35	Form of Secured Convertible Debenture (6)
10.36	Letter Agreement dated May 25, 2004 between EYI Industries, Inc. and Source Capital Group, Inc. (7)
10.37	Lease Agreement dated May 1, 2003 among 468058 B.C. Ltd., 642706 B.C. Ltd., Essentially Yours Industries Corp., and Essentially Yours Industries, Inc.
10.38	Amendment to Lease Agreement dated January 9, 2004 between Business Centers, LLC and Halo Distribution, LLC.
10.39	Subsidy Agreement dated July 23, 2004 between Essentially Yours Industries, Inc. and Winslow Drive Corp.
10.40	Subsidy Agreement dated July 23, 2004 between Essentially Yours Industries, Inc. and Premier Wellness Products.
10.41	Subsidy Agreement dated July 23, 2004 between Essentially Yours Industries, Inc. and Stancorp.
10.42	5% Secured Convertible Debenture dated September 24, 2004 between EYI Industries, Inc. and Cornell Capital Partners, LP
10.43	5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. and Kent Chou
10.44	5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. Taib Bank, E.C.
10.45	Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Taib Bank, E.C.
10.46	Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Kent Chou
14.1	Code of Ethics (5)
21.1	List of Subsidiaries (5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes:

(1)	Filed as an exhibit to the registration statement on Form 10-SB/A of Safe ID Corporation, filed with the SEC on September 21, 2000.
(2)	Filed as an exhibit to the registration statement on Form SB-2 of Essentially Yours Industries, Inc., filed with the SEC on November 12, 2002.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 8, 2004.
(4)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on March 30, 2004.
(5)	Filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004.
(6)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2004, filed with the SEC on May 24, 2004.
(7)	Filed as an exhibit to our registration statement on Form SB-2, filed with the SEC on September 17, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYI INDUSTRIES, INC.

By:	/s/ Jay Sargeant
Jay Sargeant
President, Chief Executive Officer,
and Director
(Principal Executive Officer)
Date: November 22, 2004