Form 10QSB/A
period 2004-03-31
EYI INDUSTRIES INC
filed 2004-12-15
CIK 1104120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

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

Explanatory Note

This amended quarterly report on 10-QSB/A-2 dated December 15, 2004 is being filed to:

(i)
correct a typographical error in respect of the registrant's anticipated working capital needs under the heading "Item 2. Management's Discussion and Analysis or Plan of Operation - Financing Requirements"; and

(ii)
correct an arithmetic error in the number of shares and average price of shares sold in private placement transactions by the registrant during the three months ended March 31, 2004 disclosed under the heading "Item 2. Management's Discussion and Analysis or Plan of Operation - Cash Provided by Financing Activities", and in the accompanying interim unaudited financial statements for the three months ended March 31, 2004; and

(iii)
make the corresponding changes described in (ii) to the consolidated balance sheets and consolidated statement of stockholders' equity in the accompanying interim unaudited financial statements for the three months ended March 31, 2004.

(iv)
include an agreement signed on January 1, 2004 with an independent contractor to provide services in exchange for 250,000 common shares. The effect of this transaction is an increase to the net loss by $70,000 for the period and an understatement of common shares by $70 and additional paid in capital by $69,930.

(v)
Include an agreement signed on March 5, 2004 with an independent contractor to provide services in exchange for 100,000 common shares. The effect of this transaction is an increase to the net loss by $28,000 for the period and an understatement of common share by $28 and additional paid in capital by $27,972.

(vi)	Correct a typographical error in the reporting of authorized shares on the Balance Sheet from 537,278,000 shares to 300,000,000 shares.

(vii)
Allocate 176,534 shares of minority interest of Essentially Yours Industries, Inc. This transaction understated common shares outstanding by 176,534 shares and the value of the minority interest was overstated by $33,303. Additionally, it changed the allocation of losses to the minority interest by an increase in loss of $5,685 for the change in allocation and the appropriate ownership effects of the subsidiary.

Other than the foregoing items and conforming changes related thereto, no part of the quarterly report on Form 10-QSB filed on May 24, 2004 and subsequently on Form 10-QSB/A-1 filed on May 26, 2004 is being amended, and the filing of this amended quarterly report on Form 10-QSB/A-2 should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to May 26, 2004.

PART 1 - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

EYI INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS

	March 31, 2004
	(Unaudited)	December 31, 2003
	(Restated)	(Restated)
ASSETS

CURRENT ASSETS
Cash	$42,640	$52,075
Restricted cash	210,196	223,682
Accounts receivable	167,544	52,323
Related party receivables	5,241	5,465
Prepaid expenses	75,474	28,600
Inventory	221,755	254,367
TOTAL CURRENT ASSETS	722,850	616,512

PROPERTY, PLANT AND EQUIPMENT, NET	116,403	143,439

INTANGIBLE ASSETS	19,801	19,801

TOTAL ASSETS	$859,054	$779,752

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank indebtedness	$222,313	$259,977
Accounts payable and accrued liabilities	905,068	836,751
Accounts payable - related parties	873,624	779,367
Customer deposits	74,226	6,250
TOTAL CURRENT LIABILITIES	2,075,231	1,882,345

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST IN SUBSIDIARY	426,957	468,877

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding
Common stock, $0.001 par value; 300,000,000 shares
authorized, 150,173,659 and 148,180,670 shares issued
and outstanding, respectively	150,174	148,181
Discount on common stock	(53,598)	(53,598)
Additional paid-in capital	1,105,678	827,972
Stock warrants	199,229	128,385
Accumulated deficit	(3,044,617)	(2,622,410)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,643,134)	(1,571,470)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$859,054	$779,752

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

		Three Months
		Ended		Three Months
		March 31, 2004		Ended
		(Unaudited)		March 31, 2003
		(Restated)		(Unaudited)

REVENUE		$1,529,195		$3,656,657

COST OF GOODS SOLD		832,095		2,736,201

GROSS PROFIT		697,100		920,456

OPERATING EXPENSES
Consulting fees		250,520		231,310
Legal and professional		20,052		118,550
Customer service		124,339		318,330
Finance and administration		219,223		208,904
Sales and marketing		27,556		29,513
Telecommunications		105,062		106,877
Wages and benefits		252,066		253,520
Warehouse expense		105,060		139,294
TOTAL OPERATING EXPENSES		1,103,878		1,406,298

OPERATING LOSS		(406,778)		(485,842)

OTHER INCOME (EXPENSES)
Interest and other income		6,238		108
Interest expense		(21,480)		(2,321)
Foreign currency gain/(discount)		(8,803)		(32,186)
TOTAL OTHER INCOME (EXPENSES)		(24,045)		(34,399)

NET LOSS BEFORE TAXES		(430,823)		(520,241)

PROVISION FOR TAXES		-		-

NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST		(430,823)		(520,241)

ALLOCATION OF LOSS TO MINORITY INTEREST		8,616		-

NET LOSS		$(422,207)		$(520,241)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING		149,845,868		118,045,603

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
	Number of		Paid-in	Discount on	Option/	Retained
	Shares	Amount	Capital	Common Stock	Warrants	Earnings	Total

Stock issued for cash on June 21, 2002	23,026,200	$23,026	$6,974	$-	$-	$-	$30,000

Contribution of assets, liabilities and subsidiaries
acquired at June 30, 2002	92,104,800	92,105	-	(53,598)	-	-	38,507

Net loss for period ended June 30, 2002	-	-	-	-	-	(7,967)	(7,967)

Balance, June 30, 2002	115,131,000	115,131	6,974	(53,598)	-	(7,967)	60,540

Shares issued for cash in private placement
for $1.50 per share,net of prorata share
of private placement fees of $61,206	2,914,603	2,915	477,307	-	-	-	480,222

Net loss for fiscal year ended June 30, 2003	-	-	-	-	-	(1,644,456)	(1,644,456)

Balance, June 30, 2003	118,045,603	118,046	484,281	(53,598)	-	(1,652,423)	(1,103,694)

Recapitalization and share exchange (restated)	30,135,067	30,135	343,691	-	128,385	-	502,211

Net loss for fiscal year ended

December 31, 2003	-	-	-	-	-	(969,987)	(969,987)

Balance, December 31, 2003 (restated)	148,180,670	148,181	827,972	(53,598)	128,385	(2,622,410)	(1,571,470)

Common stock issued at $0.20 including
warrants less expenses of $28,715	1,466,455	1,466	146,930	-	70,844	-	219,240

Adjustment to subsidiaries stock held by minority interest	176,534	177	33,126	-	-	-	33,303

Stock issued at $0.28 per share for consulting agreement	350,000	350	97,650	-	-	-	98,000

Net loss for fiscal year ended

March 31, 2004	-	-	-	-	-	(422,207)	(422,207)

Balance, March 31, 2004 (Unaudited) (Restated)	150,173,659	$150,174	$1,105,678	$(53,598)	$199,229	$(3,044,617)	$(1,643,134)

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2004
	(Unaudited)	March 31, 2003
	(Restated)	(Unaudited)

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(422,207)	$(520,241)
Loss allocated to minority interest	8,616	-
	(430,823)	(520,241)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	27,036	38,948
Stock issued for services	98,000
Decrease (increase) in:
Related party receivables	224	116
Accounts receivable	(115,221)	5,692
Prepaid expenses	(46,874)	(30,585)
Inventory	32,612	(118,112)
Increase (decrease) in:
Accounts payable and accrued liabilities	68,316	18,706
Accounts payable - related parties	94,257	335,721
Customer deposits	67,976	(45,830)
Net cash used by operating activities	(204,497)	(315,585)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Decrease (increase) in restricted cash	13,486	(7,991)
Purchase of property, plant and equipment	-	(5,450)
Net cash provided (used) by investing activities	13,486	(13,441)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Decrease in bank indebtedness	(37,664)	-
Increase in bank indebtedness	-	208,981
Issuance of stock, net of private placement costs & warrants	219,242	207,335
Net cash provided by financing activities	181,578	416,316

Net increase (decrease) in cash and cash equivalents	(9,433)	87,290

CASH - Beginning of Year	52,073	294,762

CASH - End of Period	$42,640	$382,052

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$21,480	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued for services	$98,000	$-

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

NOTE 1 – DESCRIPTION OF BUSINESS

Essentially Yours Industries, Inc., was incorporated on June 21, 2002 in the State of Nevada. The main business activities of Essentially Yours Industries, Inc. were acquired through a merger with the former entity, Burrard Capital, Inc., and other entities described in Note 4 concerning the reorganization of Essentially Yours Industries, Inc. On December 31, 2003, Essentially Yours Industries, Inc. entered into a share exchange agreement of its stock with Safe ID Corporation ("Safe ID"). This transaction is being accounted for as a share exchange and recapitalization. (See Note 3) As a result of this transaction, Safe ID has changed its name to EYI Industries, Inc. ("the Company"), and is acting as the parent holding company for the operating subsidiaries.

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

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Recent Accounting Pronouncements
In May 2003, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of the statement.

Restricted Cash
Restricted cash includes deposits held in a reserve account in the amount of $210,196 and $223,682 at March 31, 2004 and December 31, 2003, respectively. Such deposits are required by the bank as protection against unfunded charge backs and returns of credit card transactions.

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital of approximately $1,300,000 and an accumulated deficit incurred through March 31, 2004. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 5 – CAPITAL STOCK

On January 1, 2004, the Company entered into a agreement with a independent contractor to provide services in exchange for 250,000 common shares. (See Note 12)

On March 5, 2004, the Company entered into a agreement with a independent contractor to provide services in exchange for 100,000 common shares. (See Note 12)

During the quarter ended March 31, 2004, the Company received $247,955 from the private placement sale of 857,143 shares of common stock at $0.14 per share and 609,312 shares of common stock at $0.21 per share. In addition, the purchasers of the shares received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.20 and $0.30 per share, respectively, for a period of two years.

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

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the warrants for the quarter ended March 31, 2004: risk-free interest rate of 4%, volatility of 110% and terms of two years.

Warrants and Prior Year Adjustment
During the quarter ended March 31, 2004, the Company determined that an additional 916,667 warrants from the reverse acquisition and share exchange with Safe Id

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

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

During the quarter ended March 31, 2004, the Company received $247,955 from the private placement sale of 857,143 shares of common stock at $0.14 per share and 609,312 shares of common stock at $0.21 per share. In addition, the purchasers of the shares received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.20 and $0.30 per share, respectively, for a period of two years. As part of these transactions the fair value of the warrants was determined to be $70,844.

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

NOTE 9 – CONCENTRATIONS

Economic Dependence
During the year, the Company purchased approximately 90% of its products for resale from one company, Nutri-Diem Inc., which is the sole supplier of the Company's flagship product Calorad. Pursuant to a purchase agreement, the Company is subject to minimum purchases per annum. (See Note 13)

NOTE 10 – RELATED PARTY TRANSACTIONS

Accounts payable to related parties includes amounts due to the president and chief executive officer for services preformed during the last year, as well as other related parties and the company with which they have a signed management agreement. These payables are non-interest bearing and non-collateralized.

During the year, the Company purchased approximately 90% of its products for resale from one company, Nutri-Diem Inc., which is owned in part by a director of the Company. (See Note 13)

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

NOTE 11 - SUBSEQUENT EVENT

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

On April 1, 2004, the Company entered into a consulting agreement that granted the optionee 2,000,000 stock options and requires the payment of a consulting fee of $16,667 each month.

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

On April 30, 2004, the Company issued 50,000 restricted shares at $0.22 per share in payment of consulting fees.

On May 4, 2004 the Company issued 5,476,190 common shares to Eyewonder, Inc. ("Eyewonder"), pursuant to the terms of the Letter Agreement dated May 4, 2004. Eyewonder Inc. also received 5,476,190 warrants exercisable at a price of $0.30 per share for a period of five years from the date of issuance. In addition, on execution of the agreement, the Company agreed to issue options to purchase 1,100,000 shares of our common stock at a price of $0.22 per share to certain individuals designated by Eyewonder.

On May 28, 2004, the Company entered into a joint venture agreement with World Wide Buyers' Club Inc. ("WWBC") and Supra Group, Inc. ("SG") Pursuant to the terms of the joint venture agreement, the Company and SG agree to form WWBC, a Nevada corporation, owned 51% by the Company and 49% by SG. The purpose of the agreement is for the joint marketing and distribution of products of SG using the Company's existing distribution system in the United States. The term of the agreement is 10 years commencing May 6, 2004. As of the June 30, 2004, there has been no economic activity between the Company and SG.

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

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

During the period ended June 30, 2004, the Company received $115,805 from the private placement sale of 566,833 shares of common stock at $0.21 per share. In addition, the purchasers of the shares received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.30 per share, respectively, for a period of two years.

During the period ended June 30, 2004, the Company issued 1,300,000 shares of its common stock as an incentive.

During the period ending June 30, 2004, the Company's board of directors approved the Stock Compensation Program to allow up to 25,000,000 shares of stock to be issued under the program. Subsequent to the board of directors approval, this plan was approved by the shareholders. This plan enables the Company to grant stock options to directors, officers, employees and eligible consultants of the Company

NOTE 12 – CORRECTION OF AN ERROR

Subsequent to the issuance of the original financial statements for the period ended March 31, 2004, management discovered that certain accounting positions and information were not correct.

On January 1, 2004, the Company entered into an agreement with a independent contractor to provide services in exchange for 250,000 common shares. Management determined that this transaction had not been recorded and had the effect of understating the net loss by $70,000 for the period and understatement of common shares by $70 and additional paid in capital by $69,930.

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

On March 5, 2004, the Company entered into an agreement with an independent contractor to provide services in exchange for 100,000 common shares. Management determined that this transaction had not been recorded and had the effect of understating the net loss for the period by $28,000 and understatement of common stock by $28 and additional paid in capital by $27,972.

Management determined that 176,534 shares were no longer allocated to shares held by minority interest of Essentially Yours Industries, Inc. This transaction understated common shares outstanding by 176,534 shares and the value of the minority interest was overstated by $33,303. In addition, it changed the allocation of losses to the minority interest by an increase in loss of $3,127 for the change in allocation and the appropriate ownership effects of the subsidiary.

These corrections and restatements had the cumulative effect of increasing the net loss and accumulated deficit by $94,874, and losses per share by less than $0.01 for the three months ending March 31, 2004.

	March 31, 2004
	Orginally
Financial Position:	Reported	Restated
Minority interest in subsidiary	463,387	426,957
Common stock	149,647	150,174
Additional paid in capital	974,902	1,105,678
Accumulated deficit	(2,949,743)	(3,044,617)

Results of Operations:
Revenue	(1,529,195)	(1,529,195)
Expenses	152,520	250,520
Net Loss	(327,333)	(422,207)

Net Loss per Share	nil	nil

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

OVERVIEW

We are in the business of selling, marketing, and distributing a product line consisting of approximately 35 nutritional products in two categories, dietary supplements and personal care products. Our most successful product is Calorad, a liquid collagen-based dietary supplement presently available on the market. These products are marketed through a network marketing program in which IBAs (Independent Business Associates) purchase products for resale to retail customers as well as for their own personal use. We have a list of over 400,000 IBAs, of which approximately 14,000 we consider "active". An "active" IBA is one who purchased our products within the preceding 12 months. Over 6,000 of these IBAs are "very active", and are on our automatic Auto-ship Program.

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

Recent Corporate Developments

  On May 4, 2004 we entered into a letter agreement with Eyewonder, Inc. ("Eyewonder"), pursuant to which Eyewonder agreed to manage an advertising and lead generation campaign to promote and sell our products utilizing Eyewonder's proprietary audio-video streaming technology. In consideration of the services provided by Eyewonder under the agreement, we agreed to pay the following fees: a fee of $100,000 for product promotions, a fee of $770,000 for the implementation of a communications component for the campaign, and a fee of $140,000 for each consumer application. Under the terms of the agreement we have the option to pay fees to Eyewonder through the issuance to Eyewonder of units of our stock, each consisting one share at a price of $0.21 pershare and one share purchase warrant exercisable at a price of $0.30 per share for a period of five years from the date of issuance. Eyewonder is also entitled to a fee of 8% of the gross revenue generated through all sales of products that result from responses to advertising by Eyewonder. In addition, on execution of the agreement, we agreed to issue options to purchase 1,100,000 shares of our common stock at a price of $0.22 per share to certain individuals designated by Eyewonder.

  On June 30, 2002 we entered into a distribution and license agreement (the "License and Distribution Agreement") with Nutri-Diem Inc. ("Nutri-Diem"), the principal of which is Michel Grise a holder of more than 10% of our outstanding common stock and director of our subsidiaries. Pursuant to the terms the License and Distribution Agreement, as amended on November 7, 2002, we were granted by Nutri-Diem an exclusive license and right to market, sale and distribute in Canada and the United States certain products owned by Michel Grise Consultant, Inc. In consideration of the grant of exclusive license and right to distribute the products specified in the License and Distribution Agreement we agreed to expend the following amounts on purchasing products of Nutri-Diem over a five year period: (i) from June 1, 2002 to May 31, 2003, $3,000,000 CDN, (ii) from June 1, 2003 to May 31, 2004, $7,000,000 CDN, (iii) from June 1, 2004 to May 31, 2005, $20,000,000 CDN, and (iv) for each year commencing on June 1, and ending on May 31 there after during the term of that agreement we were required to purchase products totalling $50,000,000 CDN.

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

Operating Expenses

Our operating expenses decreased to $1,103,878 during the three months ended March 31, 2004 compared to operating expenses of $1,406,298 as at March 31, 2003. The reduction of our operating expenses was primarily due to the streamlining of our operations. Our operating expenses consist principally of salaries and other personnel costs for our administrative staff, rent, legal and professional fees, consulting fees, sales and marketing expenses and warehouse expenses.

Compensation Expense

For the three months ended March 31, 2004, compensation expense was $252,066 and for the three months ended March 31, 2003, compensation expense was $253,520.

Net Loss

Our net loss for the three months ended March 31, 2004 decreased to $422,207 from a net loss of $520,241 for the three months ended March 31, 2003, representing a decrease of $98,034 or 19%. The decrease in our net loss was primarily as a result of the streamlining of our operations and a reduction in our overhead expenses.

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

Cash Provided by Financing Activities

We have continued to finance our business primarily through private placement sales of our common stock, exercises of stock options, short term loans, conversion of accrued liabilities into stock and through increases in our accrued liabilities and accounts payable. Cash provided by financing activities for the three months ended March 31, 2004 was $181,578, compared to $416,316 for the three months ended March 31, 2003.

Financing activities included the issuance of common stock for aggregate proceeds of $219,242 net of private placement costs and warrants, during the three months ended March 31, 2004 in private placement transactions. These private placement transactions included the issue of an aggregate of 1,466,455 shares of our common stock and associated share purchase warrants, representing an average price of $0.17 per share.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Accounting Standards no. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

We have not yet determined the impact of the adoption of the statement.

RISK FACTORS

We have a limited operating history, an accumulated deficit and may have continued losses for the foreseeable future with no assurance of profitability. As of March 31, 2004 we had an accumulated deficit of $3,044,617. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

  is labeled as a "dietary supplement."

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

Dietary Supplements
  Calorad

  Agrisept-L

  Oxy-Up

  Triomin

  Noni Plus

  Iso-Greens

  Definition (drops)

  Essential Omega

Personal Care Products

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

  our network marketing policies were enforced, and

  the network marketing program and IBAs' compensation there under serve as safeguards to deter inventory loading and encourage retail sales to the ultimate consumers.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our fiscal quarter ended March 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

ITEM 2.          CHANGES IN SECURITIES

During the three months ended March 31, 2004, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "Securities Act"):

1.
In January, 2004, we received subscriptions for the sale of 857,143 units at a price of $0.14 per unit for proceeds of $120,000 to two investors. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.20 per share for the three year period following closing. A total of 857,143 shares and 857,143 share purchase warrants were issued. The purchasers consisted of two "accredited investors", as defined by Rule 501 of Regulation D of the Securities Act. The sale was completed pursuant to Rule 506 of Regulation D of the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Securities Act.

2.
On January 1, 2004, the Company entered into an agreement with a independent contractor to provide services in exchange for 250,000 common shares. Management determined that this transaction had not been recorded and had the effect of understating the net loss by $70,000 for the period and understatement of common shares by $70 and additional paid in capital by $69,930.

3.
On March 5, 2004, the Company entered into an agreement with an independent contractor to provide services in exchange for 100,000 common shares. Management determined that this transaction had not been recorded and had the effect of understating the net loss for the period by $28,000 and understatement of common stock by $28 and additional paid in capital by $27,972.

4.
As of May 17, 2004, we completed the sale of 1,039,597units at a price of $0.21 per unit for proceeds of $218,315 to twenty three investors during the previous three months. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.30 per share for the three year period following closing. A total of 1,039,597 shares and 1,039,597share purchase warrants were issued. The purchasers consisted of twenty three "accredited investors", as defined by Rule 501 of Regulation D of the Securities Act. The sale was completed pursuant to Rule 506 of Regulation D of the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

5.	An accounting correction was posted to allocate 176,534 shares of minority interest of Essentially Yours Industries, Inc. This transaction understated common shares outstanding by 176,534 shares.

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

10.19	Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, A Nevada corporation, and certain shareholders of EYI Industries, Inc., A Nevada corporation. (2)
10.20	Stock Compensation Program (3)
10.21	Consulting Agreement dated December 27, 2003 between Rajesh Raniga Inc. and Safe ID Corporation. (5)
10.22	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and O'Neill Enterprises Inc. (5)

10.23	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and Flaming Gorge, Inc. (5)
10.24	Addendum to the Distribution and License Agreement between Essentially Yours Industries, Inc. and Nutri-Diem Inc. dated April 30, 2004. (5)
10.25	Letter Agreement dated May 4, 2004 between Eye Wonder, Inc. and EYI Industries, Inc. (5)
10.26	Consulting Services Agreement dated March 5, 2004 between EYI Industries, Inc. and EQUIS Capital Corp.
14.1	Code of Ethics (4)
21.1	List of Subsidiaries (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the registration statement on Form SB-2 of Essentially Yours Industries, Inc, filed with the SEC on November 12, 2002.
(2)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 8, 2004.
(3)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on March 30, 2004.
(4)	Filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004.
(5)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2004, filed with the SEC on May 24, 2004.

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
Jay Sargeant President, Chief Executive Officer, and Director (Principal Executive Officer) Date: October 7, 2004