Form 10QSB/A
period 2004-06-30
EYI INDUSTRIES INC
filed 2004-12-15
CIK 1104120

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
Yes  ☒   No   ☐

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 162,103,042 shares of common stock issued and outstanding as of August 24, 2004.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

Explanatory Note

This Amended Quarterly Report on Form 10-QSB/A2 dated December 15, 2004 is being filed to:

(i)
correct a typographical error in respect of the registrant's compensation expenses disclosed under the heading "Item 2. Management's Discussion and Analysis or Plan of Operation – Results of Operations" to reflect compensation expenses incurred for the six months ended June 30, 2004;

(ii)
remove the final subsequent event referred to in Note 10 to the accompanying interim unaudited financial statements for the three months ended June 30, 2004, which was inadvertently included in the Form 10-QSB filed on August 18, 2004 and which is referenced in Note 4 and Note 7 to the accompanying interim financial statements; and

(iii)
make minor corrections to the accompanying interim unaudited financial statements for the three months ended June 30, 2004 due to a recalculation of minority interest in the amount of approximately $15,000, and make the corresponding changes to the disclosure under the heading "Item 2. Management's Discussion and Analysis or Plan of Operation".

(iv)
Include a consulting agreement entered into on April 1, 2004 with a consultant to provide services in exchange for a payment of $16,667 monthly and this sum will be used by the consultant to acquire shares of the Company by exercising options. The net effect of this transaction is an understatement of both accounts payable and net loss for the period by $50,001.

(v)
Include an agreement for services in exchange for payment of commission in the amount of $9,113 and granting of warrants valued at $8,100. The effect of this transaction is an understatement of accounts payable and discount on debt by $17,213.

(vi)
Correct an entry to expense costs and legal fees associated with a debt offering which overstated the net loss for the period by $47,500. These fees represent cost to be amortized over the debt period of up to two years.

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

Other than the foregoing items and conforming changes related thereto, no part of the Quarterly Report on Form 10-QSB filed on August 18, 2004 and subsequently on Form 10-QSB/A-1 filed on August 19, 2004 is being amended, and the filing of this Amended Quarterly Report on Form 10-QSB/A-2 should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to August 19, 2004.

PART 1 - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

EYI INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS

	June 30, 2004
	(Unaudited)	December 31, 2003
	(Restated)	(Restated)

ASSETS

CURRENT ASSETS
Cash	$60,524	$52,075
Restricted cash	210,314	223,682
Accounts receivable	38,519	52,323
Related party receivables	4,995	5,465
Prepaid expenses	1,056,084	28,600
Inventory	208,318	254,367
TOTAL CURRENT ASSETS	1,578,754	616,512

OTHER ASSETS
Property, plant and equipment, net	95,106	143,439
Deferred offering costs	390,000	-
TOTAL OTHER ASSETS	485,106	143,439

INTANGIBLE ASSETS	17,641	19,801

TOTAL ASSETS	$2,081,501	$779,752

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank indebtedness	$42,819	$259,977
Accounts payable and accrued liabilities	786,836	836,751
Accounts payable - related parties	572,789	779,367
Convertible debt-related party, net of discount	185,287	-
Customer deposits	6,250	6,250
TOTAL CURRENT LIABILITIES	1,593,981	1,882,345

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST IN SUBSIDIARY	413,891	468,877

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding
Common stock, $0.001 par value; 300,000,000 shares
authorized, 162,066,682 and 148,180,670 shares issued
and outstanding, respectively	162,067	148,181
Discount on common stock	(53,598)	(53,598)
Additional paid-in capital	2,777,578	827,972
Stock warrants	935,241	128,385
Subscription receivable	(15,000)	-
Accumulated deficit	(3,732,659)	(2,622,410)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	73,629	(1,571,470)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,081,501	$779,752

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

		Three Months Ended June 30,				Six Months Ended June 30,
		2004				2004
		(Unaudited)		2003		(Unaudited)		2003
		(Restated)		(Unaudited)		(Restated)		(Unaudited)

REVENUE		$1,965,737		$2,775,506		$3,494,932		$6,974,710

COST OF GOODS SOLD		1,343,919		1,750,595		2,176,014		4,761,924

GROSS PROFIT		621,818		1,024,911		1,318,918		2,212,786

OPERATING EXPENSES
Consulting fees		255,374		154,770		505,894		386,080
Legal and professional		150,997		27,480		171,049		150,664
Customer service		253,078		288,240		377,417		623,223
Finance and administration		47,730		289,460		266,953		456,743
Sales and marketing		8,253		56,968		35,809		86,481
Telecommunications		92,702		196,126		197,764		313,381
Wages and benefits		307,648		185,820		559,714		567,457
Warehouse expense		200,423		26,272		305,483		416,232
TOTAL OPERATING EXPENSES		1,316,205		1,225,136		2,420,083		3,000,261

OPERATING LOSS		(694,387)		(200,225)		(1,101,165)		(787,475)

OTHER INCOME (EXPENSES)
Interest and other income		3,173		8,947		9,411		9,550
Interest expense		(12,511)		(9,076)		(33,991)		(11,396)
Foreign currency gain/(discount)		2,616		11,689		(6,187)		(20,490)
TOTAL OTHER INCOME (EXPENSES)		(6,722)		11,560		(30,767)		(22,336)

NET LOSS BEFORE TAXES		(701,109)		(188,665)		(1,131,932)		(809,811)

PROVISION FOR INCOME TAXES		-		-		-		-

NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST		(701,109)		(188,665)		(1,131,932)		(809,811)

ALLOCATION OF LOSS TO MINORITY INTEREST		13,067		-		21,683		-

NET LOSS		$(688,042)		$(188,665)		$(1,110,249)		$(809,811)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION		154,888,830		118,045,603		152,852,287		118,045,603

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
	Number of		Paid-in	Discount on	Subscription	Option/	Retained
	Shares	Amount	Capital	Common Stock	Receivable	Warrants	Earnings	Total

Stock issued for cash on June 21, 2002	23,026,200	$23,026	$6,974	$-	$-	$-	$-	$30,000

Contribution of assets, liabilities and
subsidiaries acquired at June 30, 2002	92,104,800	92,105	-	(53,598)		-	-	38,507

Net loss for period ended June 30, 2002	-	-	-	-		-	(7,967)	(7,967)

Balance, June 30, 2002	115,131,000	115,131	6,974	(53,598)	-	-	(7,967)	60,540

Shares issued for cash in private
placement for $1.50 per share,
net of prorata share of private placement
fees of $61,206	2,914,603	2,915	477,307	-	-	-	-	480,222

Net loss for fiscal year ended June 30, 2003	-	-	-	-	-	-	(1,644,456)	(1,644,456)

Balance, June 30, 2003	118,045,603	118,046	484,281	(53,598)	-	-	(1,652,423)	(1,103,694)

Recapitalization and share exchange (restated)	30,135,067	30,135	343,691	-	-	128,385	-	502,211

Net loss for fiscal year ended
December 31, 2003	-	-	-	-	-	-	(969,987)	(969,987)

Balance, December 31, 2003 (restated)	148,180,670	148,181	827,972	(53,598)	-	128,385	(2,622,410)	(1,571,470)

Common stock issued at $0.20 including
warrants less expenses of $28,715	1,466,455	1,466	146,930	-	-	70,844	-	219,240

Stock issued at $0.165 per share for cashless
exercise of options in form of foregone debt	3,200,000	3,200	524,800	-	-	-	-	528,000

Stock issued for exercise of options at $0.20 per share
in lieu of payment of legal fees	300,000	300	59,700	-	-	-	-	60,000

Stock issued at $0.165 per share for cash and
promissory note for exercise of options	1,000,000	1,000	164,000	-	(15,000)	-	-	150,000

Common stock issued at $0.21 including
warrants	5,476,190	5,476	487,381	-	-	657,143	-	1,150,000

Common stock issued at $0.21 including
warrants less expenses of $3,231	566,833	567	36,369	-	-	78,869	-	115,805

Stock issued for exercise of options at $0.22 per share
in lieu of consulting fees	50,000	50	10,950	-	-	-	-	11,000

Stock issued for deferred offering costs	1,300,000	1,300	388,700	-	-	-	-	390,000

Adjustment to subsidiaries stock held by minority
interest	176,534	177	33,126	-	-	-	-	33,303

Stock issued at $0.28 per share for consulting agreement	350,000	350	97,650	-	-	-	-	98,000

Net loss for period ended
June 30, 2004	-	-	-	-	-	-	(1,110,249)	(1,110,249)

Balance, June 30, 2004 (Unaudited) (Restated)	162,066,682	$162,067	$2,777,578	$(53,598)	$(15,000)	$935,241	$(3,732,659)	$73,629

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)
	(Restated)	(Restated)

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(1,110,249)	$(809,811)
Loss allocated to minority interest	21,683	-
	(1,131,932)	(809,811)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	50,493	27,700
Stock and warrants issued for services	198,000	-
Stock issued for options exercised in lieu of legal fees	11,000	-
Non cash return of legal fees	(47,500)	-
Decrease (increase) in:
Related party receivables	470	308
Accounts receivable	13,804	4,239
Prepaid expenses	22,516	(12,367)
Inventory	46,049	(83,941)
Increase (decrease) in:
Accounts payable and accrued liabilities	(7,128)	411,582
Accounts payable - related parties	368,922	(186,848)
Customer deposits	-	43,792
Net cash used by operating activities	(475,306)	(605,346)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Decrease (increase) in restricted cash	13,368	(957)
Reimbursement of previously purchased asset	-	83,740
Purchase of trademarks and formulas	-	(19,801)
Increase in security deposit	-	(10,406)
Net cash provided by investing activities	13,368	52,577

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Net change in bank indebtedness	(217,158)	51,704
Issuance of stock, net of private placement costs & warrants	485,045	-
Proceeds from convertible debt	202,500
Net cash provided by financing activities	470,387	51,704

Net increase in cash and cash equivalents	8,449	(501,066)

CASH - Beginning of Year	52,075	517,488

CASH - End of Period	$60,524	$16,422

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$33,991	$11,396
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock issued for options exercised in lieu of debt	$528,000	$-
Stock issued for options exercised in lieu of legal fees	$60,000	$-
Stock subscription issued for promissory note	$15,000	$-
Stock issued for options exercised in lieu of legal fees	$11,000	$-
Stock and warrants issued for prepaid expenses	$1,150,000	$-
Stock issued for deferred offering costs	$390,000	$-
Stock and warrants issued for expenses	$198,000	$-

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

The Company has six wholly owned subsidiaries. The first subsidiary is Essentially Yours Industries, Inc. ("EYII"), incorporated on June 21, 2002 in the state of Nevada. The secondary subsidiary is Halo Distributions LLC (hereinafter Halo), which was organized on January 15, 1999, in the State of Kentucky. Halo is the distribution center for the Company's product in addition to other products. The third subsidiary is RGM International Inc., which was incorporated on July 3, 1997, in the State of Nevada. RGM International Inc. is a dormant investment company, which owns one percent of Halo. The fourth subsidiary is Essentially Yours Industries (Canada) Inc. (hereinafter "EYI Canada"), which was organized on September 13, 2002, in the province of British Columbia, Canada. EYI Canada markets health and wellness care products for use in Canada. The fifth subsidiary is 642706 B.C. Ltd., doing business as EYI Management, which was organized on February 22, 2002, in the province of British Columbia, Canada. EYI Management provides accounting and marketing services to the consolidated entity. The sixth subsidiary is World Wide Buyers' Club Inc., a Nevada corporation, which was organized by a joint venture agreement effective May 6, 2004. (See Note 3)

Basis of Presentation
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

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital of approximately $15,000 and an accumulated deficit of approximately $3,700,000 incurred through June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

On January 1, 2004, the Company entered into a agreement with a independent contractor to provide services in exchange for 250,000 common shares. (See Note 12)

On March 5, 2004, the Company entered into a agreement with a independent contractor to provide services in exchange for 100,000 common shares. (See Note 12)

On April 1, 2004, the Company entered into a consulting agreement that granted the optionee 2,000,000 stock options and requires the payment of a consulting fee of $16,667 each month. The consultant will use the monthly sum to acquire shares of the Company by exercising the options. (See Note 12)

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

On April 6, 2004, an employee of the Company exercised 1,000,000 options at $0.165 per share at the aggregate exercise price of $165,000. The options were paid by a combination of cash and a promissory note issued by the employee to the Company in the amount of $15,000. The note has been determined to be a stock subscription and has been properly allocated on the financial statements as a subscription receivable.

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

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the warrants for the quarter ended June 30, 2004; risk-free interest rate of 4%, volatility of 110% and terms of two years.

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

Options
During the period ending June 30, 2004, the Company's board of directors approved the Stock Compensation Program to allow up to 25,000,000 shares of stock to be issued under the program. Subsequent to the board of directors approval, this plan was approved by the shareholders. This plan enables the Company to grant stock options to directors, officers, employees and eligible consultants of the Company

During the period ended June 30, 2004, the Company granted stock options to purchase a total of 21,194,000 shares of common stock to its employees, directors, and consultants. The options are exercisable from $0.165 to $0.26 per share.

Summarized information about stock options outstanding and exercisable at June 30, 2004 is as follows:

Options Outstanding
Exercise		Weighted ave.	Weighted ave
Price	Number	Remaining	exercise
Range	of Shares	Life	price

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

$0.19 - $0.26	16,694,000	2.01	$0.20

	Options Outstanding
Exercise		Weighted ave.	Weighted ave
Price	Number	Remaining	exercise
Range	of Shares	Life	price
$0.19 - $0.20	9,090,000	2.00	$0.19

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

As of the date of these financial statements, the licensor has not made any additional demands of the Company.

Lease Payments
The Company has operating lease commitments for its premises, office equipment and an automobile. The minimum annual lease commitments are as follows:

Year ended December 31,	Minimum
2004	$208,096
2005	57,220

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

2006	5,220
2007	5,220
2008	1,740

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

Effective July 7, 2004, the Company entered into an agreement dated May 25, 2004 for services that provided for the payment of commissions of $9,113 and warrants valued at $8,100. (See Note 12)

On July 17, 2004, the Company signed a letter of intent regarding the purchase of all tangible and intangible assets of a Canadian corporation. The purchase price and terms of the transaction are to be mutually agreed upon by both parties upon completion of the due diligence inspection. In the event that the Company and the Canadian corporation have not entered into the definitive agreement by November 1, 2004, the arrangement will terminate and neither party will retain any obligation to the other party.

Since June 30, 2004, the Company entered into consulting agreements which would require the issuance of 600,000 stock options in payment of services. These options would vest in subsequent periods.

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

NOTE 12 – CORRECTION OF AN ERROR

Subsequent to the issuance of the original financial statements for the period ended June 30, 2004, management discovered that certain accounting positions and information were not correct.

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

On April 1, 2004, the Company entered into a consulting agreement that provided for the payment of $16,667 monthly and this sum will be used by the consultant to acquire shares of the Company by exercising the options. (See Note 6) It has been determined that this amount had not been accrued at the balance sheet date and had the effect of understating accounts payable and the net loss for the period by $50,001.

On May 25, 2004, the Company entered into an agreement for services in exchange for payment of commission in the amount of $9,113 and granting of warrants valued at $8,100. It was determined that this transaction was not properly accrued and had the effect of understating accounts payable and discount on debt by $17,213.

Management determined that an incorrect entry to expense costs and legal fees associated with a debt offering had been made thereby overstating the net loss for the period by $47,500. These fees represent costs to be amortized over the debt period of up to two years.

Management determined that 176,534 shares were no longer allocated to shares held by minority interest of the Essentially Yours Industries, Inc. This transaction understated common shares outstanding by 176,534 shares and the value of the minority interest was overstated by $33,303. In addition, it changed the allocation of losses to the minority interest by an increase in loss of $5,685 for the change in allocation and the appropriate ownership effects of the subsidiary.

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

These corrections and restatements had the cumulative effect of increasing the net loss and accumulated deficit by $94,816, and losses per share by less than $0.01 for the six months ending June 30, 2004.

	June 30, 2004
	Orginally
Financial Position:	Reported	Restated
Accounts payable and accrued liabilities	$719,622	$786,836
Accounts payable - related parties	$822,789	$572,789
Minority interest in subsidiary	$452,879	$413,891
Convertible debt - related party, net of discount	$ -	$185,287
Common stock	$161,540	$162,067
Additional paid in capital	$2,646,802	$2,777,578
Accumulated deficit	$(3,637,843)	$(3,732,659)
Results of Operations:
Revenue	$(3,494,932)	$(3,494,932)
Operating expenses	$2,373,826	$(2,420,083)
Other income (expenses)	$23,477	$(30,767)
Net Loss	$(1,015,433)	$(1,110,249)

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

OVERVIEW

We are in the business of selling, marketing, and distributing a product line consisting of approximately 34 nutritional products in two categories, dietary supplements and personal care products. Our most successful product is Calorad, a liquid collagen-based dietary supplement presently available on the market. These products are marketed through a network marketing program in which IBAs (Independent Business Associates) purchase products for resale to retail customers as well as for their own personal use. We have a list of over 400,000 IBAs, of which approximately 11,000 we consider “active”. An “active” IBA is one who purchased our products within the preceding 12 months. Over 1,600 of these IBAs are “very active“. A “very active” IBA is one who is on our automatic Auto-ship Program and is current with their annual administration fee.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for six months ended June 30, 2004 was $3,494,932, compared to net sales of $6,974,710 during the comparative period in 2003. This represents a decline of $3,479,778 or 49.9% . Net sales for the three months ended June 30, 2004 were $1,965,737 compared to net sales of $2,775,506 during the comparative period in 2003, representing a decrease of $809,769 or 29.2% . The decrease in our net sales during the period ended June 30, 2004 was primarily the result of adjustments to our sales commission plan for our independent business associates ("IBAs") implemented during our first fiscal quarter in 2004 that were intended to cap the sales commission expenses.

For the six months ended June 30, 2004, the cost of goods sold was $2,176,014 compared to $4,761,924 for the comparative period in 2003. This represents a decline of $2,585,910 or 54.3% . For the three months ended June 30, 2004, the cost of goods sold was $1,343,919 compared to $1,750,595 for the comparative period in 2003, representing a decrease of $406,676 or 23.2% . The decline in cost of goods sold during the period ended June 30, 2004 is attributed to the implementation of our new compensation plan for our IBAs.

Operating Expenses

Our operating expenses decreased to $2,420,083 during the six months ended June 30, 2004 compared to operating expenses of $3,000,261 as at June 30, 2003. Our operating expenses during the three months ended June 30, 2004 increased to $1,316,205 compared to operating expenses of $1,225,136 during the three months ended June 30, 2003, representing an increase of $91,069 or 7.4% . The increase of our operating expenses during the period ended June 30, 2004 was primarily due to the increased telecommunications and advertising expenditures. Our operating expenses consist principally of salaries and other personnel costs for our administrative staff, rent, legal and professional fees, consulting fees, sales and marketing expenses and warehouse expenses.

Compensation Expense

For the six months ended June 30, 2004, compensation expense was $559,714 compared to $567,458 for the six months ended June 30, 2003. The increase in our compensation expense during the period is attributed to the hiring of additional customer service staff.

Net Loss

Our net loss for the six months ended June 30, 2004 increased to $1,110,249 from a net loss of $809,811 for the comparative period in 2003. Our net loss for the three months ended June 30, 2004 increased to $688,042 from a net loss of $188,665 during the same period in 2003, representing an increase of $499,377 or 265%. The increased net loss for the period ended June 30, 2004 is primarily attributed to the decline in gross profit and increases to advertising and telecommunication expenses.

FINANCIAL CONDITION

Cash and Working Capital

We had cash of $60,524 as at June 30, 2004, compared with cash of $52,075 as at December 31, 2003. Our working capital deficit decreased to $15,227 as at June 30, 2004, compared to a working capital deficit of $1,265,833 as at December 31, 2003. The decrease in our working capital deficit was primarily attributed to our agreement with Eyewonder during the quarter, pursuant to which we prepaid $770,000 towards the communications component of the agreement.

Liabilities

The largest component of our working capital deficit are accounts payable and accrued liabilities in the amount of $1,359,625 as at June 30, 2004 including amounts payable to related parties, compared to $1,616,118 as at December 31, 2003.

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2004 was $475,306 compared to $605,346 for the comparative period in 2003, representing an decrease of $130,040 or 21%.

Cash Provided by Financing Activities

We have continued to finance our business primarily through private placement sales of our common stock, exercises of stock options, short term loans, conversion of accrued liabilities into stock and through increases in our accrued liabilities and accounts payable. Cash provided by financing activities for the six months ended June 30, 2004 was $470,387, compared to $51,704 for the six months ended June 30, 2003.

Financing activities included the issuance of common stock for aggregate proceeds of $485,045, net of private placement costs and warrants, during the six months ended June 30, 2004 in private placement and other financing transactions. The private placement transactions included the issue of an aggregate of 566,833 shares of our common stock and associated share purchase warrants, representing an average price of $0.25 per share. During the three months ended June 30, 2004 we issued 4,200,000 and 300,000 shares upon exercise of options with an exercise price of $0.165 per share and $0.21 per share, respectively. All shares issued pursuant to stock option exercises during our first quarter were registered on Form S-8 registration statements that we filed with the SEC. During the three months ended June 30, 2004 we made the following issuances: 50,000 restricted shares of our common stock at a price of $0.22 per share in payment of consulting fees to a consultant; 1,266,589 restricted shares of our common stock to Cornell in payment of certain fees owed to Cornell under the terms of the Standby Equity Agreement; and 33,411 restricted shares of our common stock to Newbridge under the terms of the Placement Agent Agreement.

On June 22, 2004, we issued a secured convertible debenture to Cornell Capital Partners in the principal amount of $250,000. The secured convertible debentures are convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the date of issuance, or (ii) 80% of the average of the lowest daily volume weighted average price of our common stock for the 5 trading days immediately preceding the conversion date. At maturity, the remaining unpaid principal and accrued interest under the debentures shall be, at our option, either paid or converted into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the date of issuance or (ii) 80% of the lowest closing bid price of the common stock for the lowest trading days of the 5 trading days immediately preceding the conversion date. The secured convertible debenture is secured by all of EYI Industries’ assets. The secured convertible debentures accrues interest at a rate of 5% per year and has a term of 3 years. In the event the secured convertible debentures are redeemed, then EYI Industries will issue to Cornell Capital Partners a warrant to purchase 50,000 shares for every $100,000 redeemed at an exercise price of 120% of the closing bid price as of June 22, 2004. Cornell Capital Partners purchased the secured convertible debentures from EYI Industries in a private placement on June 22, 2004. EYI Industries is registering in this offering 8,352,823 shares of common stock underlying the secured convertible debentures. EYI Industries received cash of $202,500 after expenses from the issuance of the first secured convertible debenture on June 22, 2004, and we will receive $250,000 5 business days following the filing of the accompanying registration statement.

Financing Requirements

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we had negative working capital of approximately $15,227 and an accumulated deficit of approximately $3,732,659 incurred through June 30, 2004.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to our December 31, 2003, consolidated finanical statements.

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

RISK FACTORS

We have a limited operating history, an accumulated deficit and may have continued losses for the foreseeable future with no assurance of profitability. As of June 30, 2004 we had an accumulated deficit of $3,732,659. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

We have a working capital deficit; we may need to raise additional capital to finance operations. We have relied on significant external financing to fund our operations. As of June 30, 2004, we had $60,524 of cash on hand and our total current assets were $1,578,754. Our current liabilities were $1,593,981. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot draw down on the Standby Equity Distribution Agreement, we believe that we will be required to seek additional financing to fund our continued operations. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our independent auditors believe there is substantial doubt we can continue as a going concern. Our independent auditors believe there is substantial doubt that we can continue as a going concern which, if true, raises substantial doubt that a purchaser of our common stock will receive a return on his or her investment. As shown in the accompanying financial statements, we had negative working capital of approximately $15,000 and an accumulated deficit of approximately $3,700,000 incurred through June 30, 2004, these factors raise substantial doubt about our ability to continue as a going concern.

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

Dietary Supplements
  Calorad®

  Agrisept-L®

  Oxy-Up™

  Triomin

  Noni Plus™

  Iso-Greens™

  Definition (drops)®

  Essential Omega™

Personal Care Products

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

Our common stock is "penny stock", with the result that trading of our common stock in any secondary market may be impeded. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-

free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC may require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock as it is subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

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

3.
As of June 7, 2004, we completed the sale of 136,548 units at a price of $0.21 per unit for proceeds of $28,675 to seven investors. Each unit was comprised of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one share of our common stock at a price of $0.30 per share for the three year period following closing. A total of 136,548 shares and 136,548 share purchase warrants were issued. The purchasers consisted of seven "accredited investors", as defined by Rule 501 of Regulation D of the Securities Act. The sales were completed pursuant to Rule 506 of Regulation D of the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

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

6.          On January 1, 2004, the Company entered into a agreement with a independent contractor to provide services in exchange for 250,000 common shares.

7.           On March 5, 2004, the Company entered into a agreement with a independent contractor to provide services in exchange for 100,000 common shares.

8.          On June 3, 2004, 300,000 options were exercised at $0.20 per share at the aggregate exercise price of $60,000. The options were paid in the form of forgone debt owed to the legal firm by the Company The Company computed the number of options issued in this transaction based on the estimated fair market value of the Company's common stock on the dates of issuance.

9.          On April 6, 2004, an employee of the Company exercised 1,000,000 options at $0.165 per share at the aggregate exercise price of $165,000. The options were paid by a combination of cash and a promissory note issued by the employee to the Company in the amount of $15,000. The note has been determined to be a stock subscription and has been properly allocated on the financial statements as a subscription receivable.

10.        On April 20, 2004, an officer of the Company exercised 3,200,000 options at $0.165 per share at the aggregate exercise price of $528,000. The options were paid in the form of foregone debt owed to the officer by the Company.

11.        An accounting correction was posted to allocate 176,534 shares of minority interest of Essentially Yours Industries, Inc. This transaction understated common shares outstanding by 176,534 shares.

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

10.19	Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, A Nevada corporation, and certain shareholders of EYI Industries, Inc., A Nevada corporation. (2)
10.20	Stock Compensation Program (3)
10.21	Consulting Agreement dated December 27, 2003 between Rajesh Raniga Inc. and Safe ID Corporation.(5)
10.22	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and O'Neill Enterprises Inc..(5)
10.23	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and Flaming Gorge, Inc. (5)

10.24	Addendum to the Distribution and License Agreement between Essentially Yours Industries, Inc. and Nutri-Diem Inc. dated April 30, 2004.(5)
10.25	Letter Agreement dated May 4, 2004 between Eye Wonder, Inc. and EYI Industries, Inc.(5)
10.26	Standby Equity Distribution Agreement, dated June 22, 2004 by and between EYI Industries and Cornell Capital Partners, LP (6)
10.27	Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries and Cornell Capital Partners, LP (6)
10.28	Escrow Agreement, dated June 22, 2004 by and between EYI Industries and Cornell Capital Partners, LP (6)
10.29	Placement Agent Agreement, dated June 22, 2004 by and between EYI Industries and Cornell Capital Partners, LP (6)
10.30	Securities Purchase Agreement, dated June 22, 2004 by and between EYI Industries and Cornell Capital Partners, LP (6)
10.31	Investor Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries and Cornell Capital Partners, LP (6)
10.32	Security Agreement, dated June 22, 2004 by and between EYI Industries and Cornell Capital Partners, LP (6)
10.33	Irrevocable Transfer Agent Instructions, dated June 22, 2004, by and among EYI Industries, Cornell Capital Partners, LP and Corporate Stock Transfer (6)
10.34	Escrow Agreement, dated June 22, 2004 by and among EYI Industries, Cornell Capital Partners, L.P. and Butler Gonzalez, LLP (6)
10.35	Form of Secured Convertible Debenture (6)
10.36	Consulting Services Agreement dated March 5, 2004 between EYI Industries, Inc. and EQUIS Capital Corp. (7)
10.37	Agreement dated April 1, 2004 between EYI Industries, Inc. and Daniel Matos
10.38	Letter dated May 25, 2004 confirming the understanding and Agreement between Source Capital Group, Inc. and EYI Industries, Inc.
14.1	Code of Ethics (4)
21.1	List of Subsidiaries (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the registration statement on Form SB-2 of Essentially Yours Industries, Inc, filed with the SEC on November 12, 2002.
(2)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 8, 2004.
(3)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on March 30, 2004.
(4)	Filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004.
(5)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2004, filed with the SEC on May 24, 2004.
(6)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended June 30, 2004, filed with the SEC on August 18, 2004.
(7)	Filed as exhibit 10.26 to our amended quarterly report on Form 10-QSB/A-2 for the period ended March 31, 2004

REPORTS ON FORM 8-K

We filed the following current reports on Form 8-K during the fiscal quarter ended June 30, 2004.

Date of Form 8-K or 8-K/A	Date of Filing with the SEC	Description of the Form 8-K
June 15, 2004	June 16, 2004	Disclosure of entry into a joint venture agreement with World Wide Buyers' Club Inc. and Supra Group, Inc., dated as of May 28, 2004

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