Form 10KSB/A
period 2003-12-31
EYI INDUSTRIES INC
filed 2004-12-20
CIK 1104120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

(604) 502-5131
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

Explanatory Note

This amended annual report on 10-QSB/A dated December 14, 2004 is being filed to:

1. Correct a typographical error in the reporting of authorized shares on the Balance Sheet and related note disclosure from 537,278,000 shares to 300,000,000 shares.

2. To correct an understatement of 916,667 warrants from the reverse acquisition and share exchange with Safe ID. The effect of this understatement was an overstatement of additional paid in capital of $45,833 and the understatement of warrants of $45,833.

3. To include December 31, 2002 information as required for a transitional filing.

2 of 5

EYI INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS

	December 31, 2003		December 31, 2002
	Restated	June 30, 2003	Unaudited
ASSETS

CURRENT ASSETS
Cash	$52,075	$16,184	$517,487
Restricted cash	223,682	223,682	222,725
Accounts receivable	52,323	26,596	22,458
Related party receivables	5,465	6,162	6,470
Prepaid expenses	28,600	36,484	27,617
Inventory	254,367	302,604	219,360
TOTAL CURRENT ASSETS	616,512	611,712	1,016,117

PROPERTY, PLANT AND EQUIPMENT, NET	143,439	160,611	591,719

OTHER ASSETS
Deposit	-	10,407	-

INTANGIBLE ASSETS	19,801	19,801	1

TOTAL ASSETS	$779,752	$802,531	$1,607,837

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness	$259,977	$274,880	$223,176
Accounts payable and accrued liabilities	836,751	554,830	427,966
Accounts payable - related parties	779,367	545,075	726,670
Customer deposits	6,250	46,292	50,832
Note payable	-	-	15,000
TOTAL CURRENT LIABILITIES	1,882,345	1,421,077	1,443,644

COMMITMENTS AND CONTINGENCIES	-	-	-

MINORITY INTEREST IN SUBSIDIARY	468,877	485,148	496,090

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value; 300,000,000 shares
authorized,148,180,670, 118,045,603 and
118,045,603 shares issued and outstanding, respectively	148,181	118,046	118,046
Discount on common stock	(53,598)	(53,598)	(53,598)
Additional paid-in capital	827,972	484,281	484,281
Stock warrants	128,385	-	-
Accumulated deficit	(2,622,410)	(1,652,423)	(880,626)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,571,470)	(1,103,694)	(331,897)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$779,752	$802,531	$1,607,837

The accompanying notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

								From
								June 21, 2002
		Six Months Ended		Year Ended		Six Months Ended		(Inception) to
		December 31, 2003		June 30, 2003		December 31, 2002		June 30, 2002

REVENUE		$4,313,579		$14,390,049		$7,472,349		$-

COST OF GOODS SOLD		2,845,800		10,511,706		5,676,878		-

GROSS PROFIT		1,467,779		3,878,343		1,795,471		-

OPERATING EXPENSES
Consulting fees		394,200		765,580		385,500		-
Legal and professional		145,001		354,356		-		-
Customer service		488,944		1,270,297		663,727		-
Finance and administration		324,853		835,008		769,926		-
Sales and marketing		92,834		506,276		481,167		-
Telecommunications		231,318		550,480		-		-
Wages and benefits		547,076		959,526		-		-
Warehouse expense		221,882		282,252		381,816		7,967
TOTAL OPERATING EXPENSES		2,446,108		5,523,775		2,682,136		7,967

OPERATING LOSS		(978,329)		(1,645,432)		(886,665)		(7,967)

OTHER INCOME (EXPENSES)
Interest and other income		4,746		1,713		1,610		-
Interest expense		(21,879)		(12,792)		(1,396)		-
Foreign currency gain/(discount)		9,205		(16,697)		(4,017)		-
TOTAL OTHER INCOME (EXPENSES)		(7,928)		(27,776)		(3,803)		-

NET LOSS BEFORE TAXES		(986,257)		(1,673,208)		(890,468)		(7,967)

PROVISION FOR TAXES		-		-		-		-

NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST		(986,257)		(1,673,208)		(890,468)

ALLOCATION OF LOSS TO MINORITY INTEREST		16,270		28,752		17,809		-

NET LOSS		$(969,987)		$(1,644,456)		$(872,659)		$(7,967)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING		128,090,625		118,045,603		118,045,603		15,000,000

The accompanying notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
	Number of		Paid-in	Discount on	Option/	Retained
	Shares	Amount	Capital	Common Stock	Warrants	Earnings	Total

Stock issued for cash on June 21, 2002	23,026,200	$23,026	$6,974	$-	$-	$-	$30,000

Contribution of assets, liabilities and
subsidiaries acquired at June 30, 2002	92,104,800	92,105	-	(53,598)	-	-	38,507

Net loss for period ended June 30, 2002	-	-	-	-	-	(7,967)	(7,967)

Balance, June 30, 2002	115,131,000	115,131	6,974	(53,598)	-	(7,967)	60,540

Shares issued for cash in private
placement for $1.50/share,
net of prorata share of private placement
fees of $61,206	2,914,603	2,915	477,307	-	-	-	480,222

Net loss for fiscal year ended
June 30, 2003	-	-	-	-	-	(1,644,456)	(1,644,456)

Balance, June 30, 2003	118,045,603	118,046	484,281	(53,598)	-	(1,652,423)	(1,103,694)

Recapitalization and share exchange	30,135,067	30,135	343,691	-	128,385	-	502,211

Net loss for fiscal year ended
December 31, 2003	-	-	-	-	-	(969,987)	(969,987)

Balance, December 31, 2003 (Restated)	148,180,670	$148,181	$827,972	$(53,598)	$128,385	$(2,622,410)	$(1,571,470)

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
	Number of		Paid-in	Discount on	Option/	Retained
	Shares	Amount	Capital	Common Stock	Warrants	Earnings	Total

Stock issued for cash on June 21, 2002	23,026,200	$23,026	$6,974	$-	$-	$-	$30,000

Contribution of assets, liabilities and
subsidiaries acquired at June 30, 2002	92,104,800	92,105	-	(53,598)	-	-	38,507

Net loss for period ended June 30, 2002	-	-	-	-	-	(7,967)	(7,967)

Balance, June 30, 2002	115,131,000	115,131	6,974	(53,598)	-	(7,967)	60,540

Shares issued for cash in private
placement for $1.50/share,
net of prorata share of private placement
fees of $61,206	2,914,603	2,915	477,307	-	-	-	480,222

Net loss for the period ended
December 31, 2002	-	-	-	-	-	(872,659)	(872,659)

Balance, December 31, 2002	118,045,603	$118,046	$484,281	$(53,598)	$-	$(880,626)	$(331,897)

The accompanying notes are an integral part of these financial statements.

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

			Six Months	From
			Ended December31,	June 21, 2002
	Six Months Ended	Year Ended	2002	(Inception) to
	December 31, 2003	June 30, 2003	(unaudited)	June 30, 2002
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(969,987)	$(1,644,456)	$(872,659)	$(7,967)
Loss allocated to minority interest	(16,270)	(28,752)	(17,809)	-
	(986,257)	(1,673,208)	(890,468)	(7,967)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	36,756	52,688	21,263	-
Decrease (increase) in:
Related party receivables	697	66,565	66,257	-
Accounts receivable	(25,727)	(14,275)	(10,137)	-
Prepaid expenses	7,884	9,480	18,347	(21,500)
Inventory	48,237	(302,605)	(219,360)	-
Increase (decrease) in:
Accounts payable	273,549	342,864	216,000	11,467
Accounts payable - related parties	194,292	545,075	726,670	-
Customer deposits	(40,042)	46,292	50,830	-
Net cash used by operating activities	(490,611)	(927,124)	(20,598)	(18,000)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Increase in restricted cash	-	(223,682)	(222,725)	-
Purchase of property, plant and equipment	(19,584)	(82,440)	(483,923)	-
Purchase of trademarks and formulas	-	(21,600)	-	-
Increase in security deposit	10,407	(10,406)	-	-
Net cash used by investing activities	(9,177)	(338,128)	(706,648)	434

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Decrease in bank indebtedness	(14,904)	-	223,176	-
Cash received through recapitalization	550,583	-	15,000
Issuance of stock, net of private placement costs & warrants	-	994,122	994,123	30,000
Net cash provided by financing activities	535,679	1,269,002	1,232,299	30,000

Net increase in cash and cash equivalents	35,891	3,750	$505,053	12,434

CASH - Beginning of Year	16,184	12,434	12,434	-

CASH - End of Period	$52,075	$16,184	$517,487	$12,434

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Contribution of assets, liabilities and subsidiaries for stock	$-	$-	$-	$38,507

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

In addition, the Company owns approximately 98% of Essentially Yours Industries, Inc. (“EYII”), incorporated on June 21, 2002 in the state of Nevada. EYII markets health and wellness care products for use in USA.

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

EYI INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003

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

Accounts Receivable and Bad Debts
The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. At December 31, 2003, June 30, 2003, and December 31, 2002, the Company determined that no allowance was required, as most sales are transacted via credit card or electronic transfer and therefore are considered immediately collectible.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash
Restricted cash includes deposits held in a reserve account in the amount of $223,682, $223,682 and $222,725 at December 31, 2003, June 30, 2003, and December 31, 2002, respectively. Such deposits are required by the bank as protection against unfunded charge backs and returns of credit card transactions.

Compensated Absences
Employees of the Company are entitled to paid vacation, and sick days, depending on job classification, length of service, and other factors. The Company accrued vacation pay in the amounts of $38,000, $39,000 and $0 at December 31, 2003, June 30, 2003, and December 31, 2002 respectively.

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

EYI INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003

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

At December 31, 2003, June 30, 2003 and December 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2003, June 30, 2003, and December 31, 2002.

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

EYI INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003

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

Long-lived Assets
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. For the years ended December 31, 2003, June 30, 2003, and December 31, 2002 no impairments have been identified.

EYI INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003

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

Advertising Expenses
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $29,073, $75,135 and $11,662 for the periods ended December 31, 2003, June 30, 2003, and December 31, 2002, respectively.

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

EYI INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003

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

NOTE 3 – SHARE EXCHANGE AGREEMENT

On December 31, 2003, Essentially Yours Industries, Inc. completed a share exchange agreement with Safe ID Corporation (“Safe ID”) and changed its name to EYI Industries, Inc. Under the terms of the agreement, the Company issued 30,153,067 shares of its common stock to the shareholders of Safe ID. In relation to this agreement and plan of recapitalization, the Company authorized a 1 for 7.6754 exchange rate of the originally issued and outstanding Essentially Yours Industries, Inc. shares. All references in the accompanying financial statements and notes to the common shares and per share amounts have been restated to reflect the reverse stock split. The Company also approved an increase in the number of its authorized common stock shares to 300,00,000 when in the months prior to the finalization of this agreement, the registrant prior to the recapitalization sold approximately $550,000 of common stock and warrants as part of private placement. These stock sales were in anticipation of this agreement and recapitalization, and as such, are reflected as financing cash flows.

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

EYI INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003

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

EYI INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003

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

NOTE 5 – ACCOUNTS RECEIVABLE AND CREDIT RISK

Accounts receivable at December 31, 2003, June 30, 2003 and December 31, 2002 consist primarily of amounts due from third parties for distribution services provided by Halo.

NOTE 6 – PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to seven years. The following is a summary of property, equipment and accumulated depreciation at December 31, 2003, June 30, 2003, and December 31, 2002:

	December 31, 2003		June 30, 2003		December 31, 2002
		Accumulated		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation	Cost	Depreciation
Warehouse equipment	$223,927	$175,353	$223,927	$159,359	$223,927	$141,287

Furniture and fixtures	18,698	15,453	18,527	14,074	18,698	11,224

Computer Equipment & Software	115,392	40,265	95,527	22,756	497,133	11,313

Office equipment	3,510	2,909	3,510	2,616	3,215	1,998

Leasehold improvements	32,523	16,631	32,523	14,598	32,523	17,955

Total	394,050	$250,611	374,014	$213,403	$775,496	$183,777

Less: accumulated depreciation	250,611		213,403		183,777

Total property, plant and equipment, net	$143,439		$160,611		$591,719

EYI INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003

Depreciation expense for the periods ended December 31, 2003, June 30, 2003 and December 31, 2002 was $36,756 and $50,888, and $21,263, respectively.

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

The following is a summary of the intangible assets at December 31, 2003, June 30, 2003 and December 31, 2002:

		Accumulated
	Cost	Depreciation	Net
Balance, December 31, 2002	$1	$-	$1
Activity in next six months	21,600	(1,800)	19,800
Balance, June 30, 2003	$21,601	$(1,800)	$19,801
Activity in next six months	-	-	-
Balance, December 31, 2003	$21,601	$(1,800)	$19,801

NOTE 8 – BANK INDEBTEDNESS

Bank indebtedness consists of checks written in excess of funds on deposit. The underlying bank is used as an imprest account with automatic transfers fom the Company’s general account as checks are presented.

NOTE 9 – CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2003, June 30, 2003, and December 31, 2002, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 300,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not

EYI INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003

cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

NOTE 11 – COMMON STOCK WARRANTS

Warrant Adjustment
During the year ended December 31, 2003, the Company determined that an additional 916,667 warrants from the reverse acquisition and share exchange with Safe Id Corporation had not been properly determined and valued at the date of the change of control nor at

EYI INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003

December 31, 2003. A correction of an error was made and is reflected in the financial statements. The warrants were valued at $45,833. The additional paid-in-capital was reduced by $45,833 and warrants accounted for in the equity section was increased by the same. There was no effect on total stockholders equity or upon net income and accumulated deficits. (See Note 20)

During the period ended December 31, 2003, in connection with the recapitalization and reverse merger acquisition, the Company issued warrants to purchase 2,751,746 shares of common stock with an exercise price of $0.20 and term of two years. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: share price at $0.11, risk free interest rate of 4%, expected life of 2 years, and expected volatility of 110% with no dividends expected to be paid. The Company recorded an expense for the value of the warrants based upon these Black Scholes assumptions of $0.03 per warrant, or $82,552.

	Number of	Weighted Average	Average Exercise
	Warrants	Remaining Life	Price
Outstanding and
exercisable	2,751,746	2	$0.11

NOTE 12 – INCOME TAXES

The significant components of the deferred tax asset at December 31, 2003, June 30, 2003 and December 31, 2002 were as follows:

	December31,	June 30,	December 31,
	2003	2003	2002
Deferred tax asset:
Net operating loss carryforward	$871,590	$531,855	$302,940
Less valuation allowance for tax
asset	(871,590)	(531,855)	(302,940)
Net deferred tax asset	$-	$-	$-

At December 31, 2003, June 30, 2003, and December 31, 2002, the Company has net operating loss carryforwards of approximately $2,563,000, $1,564,000, and $891,000 respectively, which expire in the years 2022 through 2023. The change in the allowance account from December 31, 2002 to December 31, 2003 was $568,650.

The Company’s subsidiaries in Canada are required to file income tax returns in British Columbia, Canada. The losses from operations are allocated to both United States and Canadian operations.

EYI INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003

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

Pursuant to the agreement, the Company is required to purchase the following amounts of product during the term of the agreement:

June 1, 2003	–	May 31, 2004	$5,399,152
June 1, 2004	–	May 31, 2005	$15,426,147
June 1, 2005	–	May 31, 2006	$38,565,368
June 1, 2006	–	May 31, 2007	$38,565,368

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

EYI INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003

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

NOTE 16 – CONCENTRATIONS

Bank Accounts
The Company maintains its cash accounts in a single commercial bank. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States. The Company also maintains funds in commercial banks in Vancouver, British Columbia, in which funds in U.S. dollars are not insured. At December 31, 2003, June 30, 2003, and December 31, 2002 a total of $1,675, $5,000, and $9,238, respectively, was not insured.

Foreign Operations
The accompanying balance sheet includes assets of approximately $155,000, $629,000 and $822,000 at December 31, 2003, June 30, 2003, and December 31, 2002, respectively, relating to the Company’s operations in Canada. Although the country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

EYI INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003

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

EYI INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003

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

NOTE 20 – CORRECTION OF AN ERROR

Subsequent to the issuance of the original financial statements for the year ended December 31, 2003, management discovered that certain accounting positions and information were not correct.

During the year ended December 31, 2003, the Company determined that additional 916,667 warrants from the reverse acquisition and share exchange with Safe Id Corporation had not been properly determined and valued at the date of the change of control nor at December 31, 2003. Management determined that this transaction had not been properly stated and had the effect of the overstatement of additional paid in capital of $45,833 and the understatement of warrants of $45,833. This restatement had no effect on the net loss for the year.

EYI INDUSTRIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003

This correction and restatement had the no cumulative effect on the net loss or accumulated deficit for the year, and had no effect on the losses per share for the year ending December 31, 2003.

	December 31, 2003
	Orginally
Financial Position:	Reported	Restated
Additional paid in capital	$873,805	$ 827,972
Stock warrants	$82,552	$ 128,385

Net Loss per Share	nil	nil

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits and Index of Exhibits

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles of Incorporation dated December 29, 2003.
3.3	Certificate of Amendment to Articles of Incorporation dated December 31, 2003.
3.4	Bylaws.(1)
10.1	Transfer/Assignment, dated as of May 27, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company.(2)
10.2	License of Intellectual Property, dated as of June 30, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company.(2)
10.3	Agency Appointment Agreement, dated as of June 30, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company.(2)
10.4	Management Agreement, dated as of June 30, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company.(2)
10.5
Distribution and License Agreement, dated as of June 30, 2002, between Essentially Yours Industries, Inc., a  Nevada corporation and Nutri-Diem, Inc., a Canadian corporation incorporated pursuant to the laws of the Quebec  Company Act.(2)

10.6	Declaration of Trust, dated as of May 27, 2002, between Jay Sargeant and twelve named trust beneficiaries.(2)
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

10.9	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and Flaming Gorge, Inc.(2)
10.10	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and O’Neill Enterprises, Inc.(2)
10.11
Addendum to the Distribution and License Agreement dated as of November 7, 2002, between Essentially Yours  Industries, Inc., a Nevada corporation and Nutri-Diem, Inc., a Canadian corporation incorporated pursuant to the  laws of the Quebec Company Act.(2)

10.12	Form of Lock-up Agreement.(2)
10.13	Form of Subscription Documents.(2)
10.14	Form of IBA Application.(2)
10.15	Transfer/Assignment, dated as of May 27, 2002, between Essentially Yours Industries, Inc., a Nevada corporation and Essentially Yours Industries, Corp., a Canadian Federal Company.(2)
10.16
Merger Agreement and Plan of Reorganization, dated as of June 30, 2002, between and among Burrard Capital,  Inc., a Nevada corporation, Essentially Yours Industries, Inc., a Nevada corporation, and Jay Sargeant.(2)

10.17
Share Exchange Agreement, dated November 4, 2002, by and among Safe ID Corporation, a Nevada corporation,  Essentially Yours Industries, Inc., a Nevada corporation, the undersigned directors of Safe ID, and Jay Sargeant.(3)

10.18
First Amendment to Trust Agreement dated December 23, 2003, between Jay Sargeant and twelve named trust  beneficiaries, revising the terms of the Declaration of Trust dated as of May 27, 2002, between Jay Sargeant and  twelve named trust beneficiaries.(5)

10.19	Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, and certain shareholders of EYI Industries, Inc.(3)
10.20	Stock Compensation Program(4)
10.21	Consulting Agreement dated December 27, 2003 between Rajesh Raniga Inc. and Safe ID Corporation.(6)
10.22	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and O’Neill Enterprises Inc.(6)
10.23	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and Flaming Gorge, Inc. (6)
14.1	Code of Ethics(5)
21.1	List of Subsidiaries(5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3 of 5

Exhibit
Number	Description of Exhibit

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

4 of 5

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYI INDUSTRIES, INC.

By:
/s/ Jay Sargeant
Jay Sargeant
President, Chief Executive Officer,
and Director
(Principal Executive Officer)
Date: December 15, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Jay Sargeant
Jay Sargeant
President, Chief Executive Officer,
and Director
(Principal Executive Officer)
Date: December 15, 2004

By:
/s/ Rajesh Raniga
Rajesh Raniga
Chief Financial Officer
(Principal Accounting Officer)
Date: December 15, 2004

By:
/s/ Dori O’Neill
Dori O’Neill
Chief Operating Officer, Treasurer,
Secretary and Director
Date: December 15, 2004

5 of 5