Form 10KSB
period 2004-12-31
EYI INDUSTRIES INC
filed 2005-04-18
CIK 1104120

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[ X ]	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities
Exchange Act Of 1934

For the fiscal year ended December 31, 2004

[    ] 	Transition Report Under Section 13 Or 15(d) Of The Securities
Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER   000-29803


EYI INDUSTRIES, INC.
(Name of small business issuer in its charter)

NEVADA88-0407078
(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)


3960 Howard Hughes Parkway, Suite 500 Las Vegas, Nevada


(Address of principal executive offices)
89109
(
Zip Code)

604-759-5031

Issuer's telephone number


Securities registered under Section 12(b) of the Exchange Act:  NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.       Yes  [ X ]   No  [   ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB. [    ]

Revenues for the fiscal year ended December 31, 2004 were: $6,229,029.

The aggregate value of the voting stock held by non-affiliates of the registrant, computed on the basis of the average of the bid and ask price of the registrant's common stock on April 8, 2005 was $3,140, 174.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 8, 2005, the Issuer had 165,520,535 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes ___ 	 No    X_


TABLE OF CONTENTS



PART I                                                      PAGE

Item 1. 	Description of Business.			 3
Item 2.		Description of Property.			21
Item 3. 	Legal Proceedings.				22
Item 4.		Submission of Matters to a Vote of Security Holders.23


PART II

Item 5.		Market for Common Equity and Related Stockholder Matters.24
Item 6. 	Management's Discussion and Analysis 	Or Plan of Operation.25
Item 7.		Financial Statements.
Item 8.		Changes in and Disagreements with Accountants On Accounting 44
		and Financial Disclosure.
Item 8A.	Controls and Procedures.
Item 8B.	Other Information.


PART III

Item 9.		Directors, Executive Officers, Promoters And Control Persons;45
		Compliance with Section 16(a) of the Exchange Act.
Item 10.	Executive Compensation.	45
Item 11.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters.50
Item 12.	Certain Relationships and Related Transactions.	53
Item 13.	Exhibits. 55
Item 14.	Principal Accountant Fees and Services.	57


SIGNATURES	58




PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission ("SEC"), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", "EYI" and "our company" mean EYI Industries, Inc., and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1. 	DESCRIPTION OF BUSINESS.

OVERVIEW
We are in the business of selling, marketing, and distributing a product line consisting of approximately 30 nutritional products in two categories, dietary supplements and personal care products. Our most successful product is Calorad, a liquid collagen-based dietary supplement presently available on the market. These products are marketed through a network marketing program in which IBAs (Independent Business Associates) purchase products for resale to retail customers as well as for their own personal use. We have a list of over 400,000 IBAs, of which approximately 14,000 we consider "active". An "active" IBA is one who purchased our products within the preceding 12 months. Over 1,500 of these IBAs are considered "very active". A "very active" IBA is one who is on our automatic Auto-ship Program and is current with their annual administration fee.
The IBAs in our network are encouraged to recruit interested people to become new distributors of our products. New IBAs are placed beneath the recruiting IBA in the "network" and are referred to as being in that IBA's
 "down-line" organization. Our marketing plan is designed to provide incentives for IBAs to build, maintain and motivate an organization of recruited distributors in their down-line organization to maximize their earning potential. IBAs generate income by purchasing our products at wholesale prices and reselling them at retail prices. IBAs also earn commissions on product purchases generated by their down-line organization. On an ongoing basis we review our product line for duplication and sales trends and make adjustments accordingly. As of December 31, 2004, our product line consisted of: (i) 22 dietary supplement products; and (ii) 8 personal care products consisting primarily of cosmetic and skin care products. Our products are primarily manufactured by Nutri-Diem, Inc., a related party, and sold by us under a license and distribution agreement with Nutri-Diem Inc. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us.
Our products are sold to our IBAs located in the United States and Canada. We believe that our network marketing system is suited to marketing dietary supplement and personal care products, because sales of such products are strengthened by ongoing personal contact between IBAs and their customers. Our network marketing system appeals to a broad cross-section of people, particularly those looking to supplement family income or who are seeking part-time work. IBAs are given the opportunity, through our sponsored events and training sessions, to network with other distributors, develop selling skills and establish personal goals. We supplement monetary incentives with other forms of recognition, in order to motivate IBAs.

Recent Corporate Developments

We experienced the following significant developments through the date of this filing and during fiscal 2004:

*In April 2005 we entered into a redemption agreement with
TAIB Bank E.C. ("TAIB") pursuant to which TAIB agreed to
acquire by assignment a two year 5% secured convertible
debenture issued to Cornell Capital Partners, L.P.
("Cornell") in the amount of $245,000 and a two year
5% convertible debenture in the amount of $5,000 held
by Kent Chou in consideration of which we agreed not
to modify or renegotiate the terms of our Standby Equity
Distribution Agreement ("SEDA") with Cornell and to use
any proceeds obtained by EYI under the SEDA to make
payments on the debentures.   The debentures
were assigned to TAIB on April 4, 2005.

* On February 24, 2005 we received a loan of $200,000 from Cornell secured
by a secured promissory note (the "Secured Note").   Under the terms of the
Secured Note, the loan is payable by April 24, 2005 and accrues interest at a rate of 12% per annum. In connection with the issuance of the Secured Note, we agreed to (i) pay Cornell a fee of $20,000; and (ii) pay Yorkville Advisors Management LLC a structuring fee in the amount of $2,500. As a condition to Cornell's entry into the Secured Note on February 24, 2005, an employee of EYI, Janet Carpenter, entered into a guaranty agreement with Cornell and a pledge and escrow agreement with Cornell and David Gonzalez. Pursuant to the terms of the guaranty agreement and the pledge and escrow agreement, Ms. Carpenter agreed to: (i) personally guarantee the payment and performance obligations of EYI under the Secured Note; and (ii) pledge to Cornell 3,000,000 shares of EYI held by her to secure the obligations of EYI under the Secured Note. In consideration of Ms. Carpenter providing the guarantee and pledge, EYI entered into a bonus shares agreement dated February 14, 2005 with Ms. Carpenter, pursuant to which we agreed to issue to Ms. Carpenter 800,000 shares of our common stock at a deemed price of $0.05 per share. The shares are to be issued to Ms. Carpenter pursuant to Regulation S of the Securities Act.

* On February 10, 2005, we entered into a loan agreement with Janet Carpenter, pursuant to which we loaned Ms. Carpenter $180,000 for the purpose of exercising 3,000,000 incentive stock options issued to Ms. Carpenter under our stock compensation program. The loan is payable on demand and accrues interest at a rate of 4% per annum. The loan was secured by a promissory note dated effective February 10, 2005.

* In January, 2005, our wholly owned subsidiary 642706 B.C. Ltd. ("EYI Sub"), doing business as EYI Management, entered into a lease agreement with Golden Plaza Company Ltd. and 681563 (the "Landlords"), for the purpose of leasing a 12,200 square foot building located in Burnaby, British Columbia, Canada. The lease is for a term of seven years ending December 31, 2011 and renewable for an additional period of five years.

* In November, 2004 we completed the development of a trade-marked and patent-pending product called Prosoteine. Prosoteine is a proprietary plant-based amino-acid supplement. The new patent-pending formula is designed specifically to address longevity issues and energy issues. We commenced sales of Prosoteine in November, 2004 under license from Nutri-Diem.

* During the quarter ended September 30, 2004 we created a new department called Sales Communication. This department is responsible for contacting our inactive IBA data base and encouraging them to purchase our products.

* On November 12, 2004, we entered into a non-binding letter with Romford Investments, PLC ("Romford") which was subject to the consummation of a formal agreement in December 2004, and the completion of our due diligence review of the investment terms. Romford proposed to commit to purchase a convertible debenture of EYI with a principal amount of $10,000,000 in exchange for shares of Romford. Romford proposed to enter into similar transactions with approximately 20-25 small capitalization issuers whose stock is traded on the over-the-counter bulletin board or Nasdaq Smallcap markets. At present we have not formalized any agreements with Romford. The transaction has been delayed due to regulatory concerns regarding Romford's proposed investment. We continue to have an interest in this project and have maintained contact with Romford.

* On September 24, 2004, we issued a secured convertible debenture to Cornell in the principal amount of $250,000. The secured convertible debenture is convertible at the Cornell's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of the common stock as of the date of issuance, or (ii) 80% of the average of the lowest daily volume weighted average price of our common stock for the 5 trading days immediately preceding the conversion date. At maturity, the remaining unpaid principal and accrued interest under the debentures must be, at our option, either paid or converted into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the date of issuance, or (ii) 80% of the lowest closing bid price of the common stock for the lowest trading days of the 5 trading days immediately preceding the conversion date. The secured convertible debenture is secured by all of our assets. The secured convertible debenture accrues interest at a rate of 5% per year and has a term of 2 years. In the event the secured convertible debentures are redeemed, then we will issue to Cornell a warrant to purchase 50,000 shares for every $100,000 redeemed at an exercise price of 120% of the closing bid price as of September 24, 2004. Cornell purchased the secured convertible debentures from us in a private placement on September 24, 2004. Cornell assigned its interest in the secured convertible debenture in September, 2004 to Taib Bank, E.C. and Kent Chou.

* On September 17, 2004, we filed a registration statement on Form
SB-2 registering an offering of 83,646,847 shares of the common stock held by certain of our stockholders, including Cornell which intends to sell up to an aggregate amount of 80,918,173 shares of common stock, which includes 71,382,289 pursuant to a Standby Equity Distribution Agreement, described below, 8,269,295 shares of common stock underlying convertible debentures, and 1,266,589 shares of common stock issued as a commitment fee pursuant to the Standby Equity Distribution Agreement.
Other selling stockholders include Newbridge Securities Corporation, an unaffiliated registered broker-dealer retained by us in connection with the Standby Equity Distribution Agreement, which intends to sell under the registration statement 33,411 shares of common stock issued as a placement agent fee. We are not selling any shares of common stock in the offering and therefore will not receive any proceeds from the offering. We will, however, receive proceeds from the sale of common stock to Cornell under the Standby Equity Distribution Agreement. All costs associated with the registration of the offering will be borne by us.

* On August 9, 2004, we entered into a non-binding letter of intent with Venevision Continental LLC, a distribution, production and entertainment company that is part of the Cisneros Group of Companies, for the purpose of creating an extensive media campaign throughout the Latin America market to promote and sell EYI's flagship product, Calorad. It is intended that the campaign would run on the Venevision Continental media network that serves Latin America from Mexico to Argentina. Our letter of intent with Venevision has expired. We have requested that Venevision sign an extension to the letter of intent, and continue to maintain contact with Venevision and their agents.

* In July, 2004 we entered into a letter of intent with a private Canadian company for the purpose of acquiring all of its assets including a worldwide marketing and distribution license of certain products manufactured by Kawahara Co. Ltd. Of Japan. The letter of intent was subject to the consummation of a definitive agreement between the parties by November 1, 2004, and the completion of our due diligence review of the company's Assets. The parties to the letter of intent extended the date of consummation of a definitive agreement to January 5, 2005. At present, the letter of intent has expired and we have determined not proceed with this transaction.

* In July, 2004 we entered into subsidy agreements with Stancorp, Winslow Drive Corp., and Premier Wellness Products (each a "Participant"), each of which is controlled by a relative of Mr. Jay Sargeant, our President. Pursuant to the terms of the subsidy agreements, we agreed to pay each Participant a subsidy of $2,500 per week in consideration of sales and marketing services provided by the Participants to us. The agreements are intended to provide a fixed commission to the Participants during the transitional period between
pay plans.   The subsidy agreements expired on October 15, 2004 and have been renewed every 12 weeks since their expiry.

* On June 22, 2004, we entered into a Standby Equity Distribution Agreement (the "Standby Equity Agreement") with Cornell, pursuant to which we entered into, among other things, the following agreements with Cornell: Registration Rights Agreement, Securities Purchase Agreement, Escrow Agreement, Placement Agent Agreement and Investor Registration Rights Agreement. Pursuant to the terms of the Standby Equity Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $10 million. If we request advances under the Standby Equity Agreement, Cornell will purchase shares of our common stock for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell will retain 5% of each advance under the Standby Equity Agreement. We may not request advances in excess of a total of $10 million. The maximum of each advance is equal to $250,000. Upon execution of the Standby Equity Agreement, we agreed to pay a fee consisting of 1,266,589 shares of our common stock (the "Cornell Fee Shares") to Cornell, and a fee of 33,411 shares (the "Newbridge Fee Shares") to Newbridge Securities Corporation ("Newbridge") pursuant to a Placement
Agent Agreement we entered into in connection with the Standby Equity Agreement. Pursuant to the terms of our Registration Rights Agreement and the Standby Equity Agreement with Cornell, we agreed to register and qualify the Fee Shares, the Newbridge Fee Shares and additional shares due to Cornell under the Standby Equity Agreement under a registration statement filed with the SEC.

* Also on June 22, 2004, we issued a 5% Secured Convertible Debenture
(the "Secured Debenture") to Cornell in the principal amount of $250,000.
The Secured Debenture is convertible at Cornell's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the date of issuance, or (ii) 80% of the average of the lowest daily volume weighted average price of our common stock for the 5 trading days immediately preceding the conversion date. At maturity, the remaining unpaid principal and accrued interest under the debenture shall be, at our option, either paid or converted into shares of common stock at the conversion price set out in the agreement. The Secured Debenture is secured by all of our assets. In the event the Secured Debenture is redeemed, then we will issue to Cornell a warrant to purchase 50,000 shares for every $100,000 redeemed at an exercise price of 120% of the closing bid price as of June 22, 2004. We agreed to register the resale of the amount of any principal owed which has been converted under the Secured Debenture pursuant to the terms of our Investor Registration Rights Agreement and Securities Purchase Agreement with Cornell.

* On May 28, 2004, we entered into a joint venture agreement with World Wide Buyers' Club Inc. ("WWBC") and Supra Group, Inc. ("SG"). Pursuant to the terms of the joint venture agreement, EYI and SG agreed to form WWBC, a Nevada corporation, owned 51% by EYI and 49% by SG. The purpose of the agreement is for the joint marketing and distribution of products of SG using our existing distribution system in the United States. The term of the agreement is 10 years commencing May 6, 2004. As of December 31, 2004, there has been no economic activity between EYI, SG, or WWBC.

* On May 4, 2004 we entered into a letter agreement with Eyewonder, Inc., pursuant to which Eyewonder agreed to manage an advertising and lead generation campaign to promote and sell our products utilizing Eyewonder's proprietary audio-video streaming technology. In consideration of the services provided by Eyewonder under the agreement, we agreed to pay the following fees: a fee of $100,000 for product promotions, a fee of $770,000 for the implementation of a communications component for the campaign, and a fee of $140,000 for each consumer application. Under the terms of the agreement we have the option to pay fees to Eyewonder through the issuance to Eyewonder of units of our stock, each consisting one share at a price of $0.21 per share and one share purchase warrant exercisable at a price of $0.30 per share for a period of five years from the date of issuance. Eyewonder is also entitled to a fee of 8% of the gross revenue generated through all sales of products that result from responses to advertising by Eyewonder. In addition, on execution of the agreement, we agreed to issue options to purchase 1,100,000 shares of our common stock at a price of $0.22 per share to certain individuals designated by Eyewonder. During the quarter ended June 30, 2004, we constructed and completed our first video-streaming ads and developed a Calorad customer training series of video-streams. We intend to share this video-streaming training model with our core Network channel. Additionally, both EyeWonder, Inc. and our internet web-marketing division have begun to test the ads in real time. In the next phase we intend to commence a sales initiative to capture sales, create brand awareness and support sales campaigns. At present we are awaiting completion of the infrastructure for the ads by Eyewonder for us to proceed with our sales initiative.

* On April 30, 2004 we entered into an amendment to our License and Distribution Agreement with Nutri-Diem, lowering the amount of expenditures we are required to make under the agreement. Pursuant to the term of the original License and Distribution Agreement, we were required to expend the following amounts on purchasing the products of Nutri-Diem over the term of the Agreement: (i) from June
1, 2003 to May 31, 2004, the minimum amount of CDN$7,000,000, (ii) from June 1, 2004 to May 31, 2005 the minimum amount of CDN$20,000,000 and (iii) for each year thereafter, CDN$50,000,000. Pursuant to the terms of the amendment to the License and Distribution Agreement we are presently required to expend the following amounts on purchasing the products of Nutri-Diem over the term of the License and Distribution
Agreement: (i) from June 1, 2003 to May 31, 2004, $1,530,000, from
June 1, 2004 to May 31, 2005, $3,825,000, and (iii) for each year thereafter, $5,355,000. We reduced the minimum purchase amounts as management did not believe that those amounts were achievable in the respective time period.

* In April, 2004 we entered into a two year consulting agreement with Daniel Matos, pursuant to which Mr. Matos agreed to provide certain consulting services to us, including developing business contacts for EYI in Latin America and marketing and promoting EYI products in Latin America, in consideration of which we granted Mr. Matos 2,000,000 incentive stock options at a deemed price of $0.20 per share and paid Mr. Matos a consulting fee of $16,667 per month to be used to acquire shares of EYI on the exercise of options granted to Mr. Matos.

* On January 9, 2004 our subsidiary Halo Distribution LLC extended its lease for our warehouse and distribution center in Louisville
Kentucky for an additional three years commencing May 1, 2004 to April 30, 2007. See "Item 2. Description of Property".

* Effective January 1, 2004, we: (i) increased the consulting fees payable to O'Neill Enterprises Inc., a private company controlled by Mr. O'Neill, our Executive Vice-President, COO, Secretary, Treasurer and director to $20,000 per month, and extended the term by five years; (ii) extended the consulting agreement with Flaming Gorge, Inc., a private company controlled by Mr. Sargeant, our President, Chief Executive Officer and a member of our Board of Directors for an additional term of five years; and (iii) entered into a consulting agreement with Rajesh Raniga to act as our Chief Financial Officer on a month to month basis for consideration of CDN$150 per hour with a minimum charge of CDN$2,000 per month and 250,000 shares of our common stock to be issued pursuant to Regulation S of the Securities Act.


* On January 9, 2004 our subsidiary Halo Distribution LLC extended its lease for our warehouse and distribution center in Louisville Kentucky for an additional three years commencing May 1, 2004 to April 30, 2007.

* Effective January 1, 2004, we: (i) increased the consulting fees payable to O'Neill Enterprises Inc., a private company controlled by Mr. O'Neill, our Executive Vice-President, COO, Secretary, Treasurer and director to $20,000 per month, and extended the term by five years; (ii) extended the consulting agreement with Flaming Gorge, Inc., a private company controlled by Mr. O'Neill, our President, Chief Executive Officer and a member of our Board of Directors for an additional term of five years; and (iii) entered into a consulting agreement with Rajesh Raniga to act as our Chief Financial Officer on a month to month basis for consideration of CDN$150 per hour with a minimum charge of CDN$2,000 per month and 250,000 shares of our common stock.

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

We see international sales as a key component for our growth in the next 5 years. During our second quarter of fiscal 2004, we entered into a joint venture agreement with World Wide Buyers' Club Inc. and Supra Group, Inc., dated as of May 28, 2004, for the purpose of jointly marketing and distributing our products through the existing Supra Group distribution system in the Latin American countries identified in the Joint Venture Agreement and the products of Supra
Group using the existing EYI distribution system to residents in the U.S. We believe Supra Group has significant international experience, expertise and contacts and that this alliance will assist in our ability to expand into Spanish-speaking countries.

Our plan of operations over the next twelve months is to expand the marketing of our Calorad product by internet direct and the distribution network. We also intend to support the growth and expansion of the Sales Communication department. Their success is measured on the number of inactive IBAs who, through the efforts of the Sales Communication department, become current with their membership fees and purchase our products. As the revenues generated by this department grow, we intend to add a dditional staff.

During the fourth quarter of 2004, we launched our new product, Prosoteine. Over the next twelve months, we intend to launch the second phase of this campaign which includes an in-house-developed 6-week training program called "15/5" which is designed to teach our IBAs and their guests about Prosoteine in a telephone conference forum. Additionally, we intend to distribute support materials.

Also, over the next twelve
months we intend to promote our Autoship Program by offering one or more of the following:  initial incentives, purchase discounts,
and long-term commitment rewards.   We believe that our automated
ordering system supports on-going sales.

CORPORATE ORGANIZATION

We were incorporated under the laws of the State of Nevada on June 27, 1996, under the name of "Inter N. Corporation". From 1999 to 2002, our business plan was to create a product line of miniaturized microchip technology for insertion into inanimate objects or injection under the skin of animals. The microchips were also intended to provide positive identification of personal possessions such as cameras, bicycles, boats, cars, skis, paintings and clothes using unique codes with many available combinations. From 1999 to 2002, we were not able to raise the funds required for the micro-chip manufacturing and sales. As a result, we again changed the focus of our business, to oil and gas opportunities in 2002. From 1999 to 2003 we were a non-operating company with limited assets and were not able to raise sufficient funds to fund our business operations.
On December 31, 2003, we completed a share exchange
(the "Exchange") with certain of the shareholders
(the "EYI Shareholders") of Essentially Yours Industries,
Inc. a Nevada Corporation ("EYI Nevada"), under a Share
Exchange Agreement, dated November 4, 2003,
(the "Exchange Agreement").

Under the terms of the Exchange Agreement, we issued
117,991,875 shares of our common stock, representing approximately 79.9% of our then-outstanding common stock, to the EYI shareholders in exchange for 15,372,733 shares of EYI Nevada common stock held by them. As a result, we underwent a change of control. Following completion of the Exchange the EYI shareholders controlled approximately 79.9% of our outstanding common stock, and we owned approximately 97.9% of EYI Nevada's issued and outstanding capital stock. As a result of the transaction we acquired the business of EYI
Nevada and EYI Nevada became our majority-owned subsidiary. Concurrent with the acquisition, we changed our name to "EYI Industries, Inc." and our officers and directors resigned, and nominees of the EYI Shareholders were elected as successors.

Our present business operations are conducted through our majority owned subsidiary EYI Nevada.

Subsidiaries and Affiliates

We presently have six subsidiaries through which we conduct our operations, described as follows:

* Essentially Yours Industries, Inc., a Nevada Corporation (Majority Owned). EYI Nevada was organized on June 20, 2002 upon the completion of a merger between Burrard Capital Corp., a Nevada Corporation, and Essentially Yours Industries, Inc., a Nevada Corporation. The resulting merged entity continued under the name Essentially Yours Industries, Inc. EYI Nevada is our majority owned subsidiary which presently conducts our US business operations.

* 642706 B.C. Ltd., dba EYI Management, located in Surrey,
British Columbia (Wholly Owned), provides accounting, customer, service, marketing and financial advisory services to us.
642706 B.C. Ltd. is our wholly owned subsidiary and has experience in marketing health and wellness products and experience in financial reporting for the United States and Canada.

* Halo Distribution LLC, Halo Distribution LLC, 7109 Global
Drive, Louisville, Kentucky (Wholly Owned). Halo was organized on January 15, 1999 in the state of Kentucky.
Halo is owned 99% by Essentially Yours Industries, Inc.
and 1% by RGM International, Inc. Halo Distribution LLC is our wholly-owned subsidiary and is located in Louisville, Kentucky. Halo Distribution LLC has 33,750 square feet of warehouse, and includes a computerized pick and pack carousel system. Halo Distribution LLC serves as a fulfillment center for orders of our products, which provides us with full and complete control of this crucial part of the business of marketing, selling, and distributing those products to the IBAs and customers within the United States. In February 1999, Halo entered into a lease with Business Centers LLC with respect to the premises located at 7109 Global
Drive, Louisville, Kentucky. The premises consist of approximately 33,750 square feet of office and warehouse space. The lease was renewed on January 15, 2004 and extended the term of the lease until April
30, 2007. See "Item 2. Description of Property".

* Essentially Yours Industries (Canada), Inc.
(Wholly Owned), a Canadian Federal Corporation, was incorporated in September 2002 and is located in Surrey, British Columbia, and handles Canadian sales, Canadian sales tax and Canadian reporting.

* RGM International, Inc., a Kentucky Corporation (Wholly Owned).
RGM was incorporated in July 1997. RGM is a dormant investment company which holds 1% of Halo.

* World Wide Buyers' Club Inc., a Nevada Corporation (51% Owned).
World Wide Buyers' Club Inc. was organized by a joint venture agreement effective May 6, 2004.

The following are our affiliates who are controlled by certain of our directors and majority shareholders, as described below:

* Nutri-Diem, Inc., 470, Boul. Sir Wilfrid-Laurier bureau 103 Mont-St-Hilaire, Quebec, Canada. Nutri-Diem, Inc. is the manufacturing facility in Quebec that supplies 80% of our products. EYI Nevada negotiated with Nutri-Diem Inc. an exclusive Distribution and Licensing Agreement where by EYI Nevada will sell the products of Nutri-Diem Inc., such as Calorad and Agrisept-L, in the United States and Canada, and elsewhere in the world, subject to suitable arrangements. Michel Grise, former President of Nutri-Diem , Inc. is one of our shareholders and a director of one of our subsidiaries. Mr. Patrick Grise is the current President of Nutri-Diem, Inc. and is a current shareholder of EYI.

* Essentially Yours Industries Corp., located at #201 8322
130th Street, Surrey, British Columbia V3W 8J9, provides services to EYI Nevada under a management agreement. These services consist of the following: computer and management information systems and support. Payments due under the management agreement are at cost of services plus a mark-up of approximately 5%. Essentially Yours Industries Corp. is controlled by certain of our shareholders including Jay
Sargeant, our President and Chief Executive Officer.

Key Operating Strengths

We believe the source of our success is our support of and compensation program for our IBAs. We provide our IBAs with quality products and a competitive commission program, along with training and motivational events and services. We believe that we have established a strong operating platform to support IBAs and facilitate future growth. The key components of this platform include the following:

* quality dietary supplement and personal care products that appeal to consumer demand for products that contribute to a healthy lifestyle;

* a compensation program that permits IBAs to earn income from profits on the resale of products and residual income from product purchases within a IBAs' down-line organization, as well as to participate in various non- cash awards, such as promotional programs for computers and other electronic equipment;

* a communications program that seeks to effectively and efficiently communicate with IBAs by utilizing new technologies and marketing techniques, as well as motivational events and training seminars;

* a continual expansion and improvement of our product line and marketing plan;

* an in-house marketing department; and

* employment of computer technology to provide timely and accurate product order processing, weekly commission payment processing and detailed IBA earnings statements.

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

Products

Our product line consists of products in the categories of dietary supplements and personal care. We currently market approximately 30 products, exclusive of variations in product size, colors or similar variations of our basic product line. For the year ended December 31, 2004, Calorad, sales represented over 65% of our net sales and is expected to provide a large portion of our net sales in the foreseeable future.

Dietary Supplements

We offer 22 products in the dietary supplement category which contain herbs, vitamins, minerals and other natural ingredients. As stated above, the dietary supplement product Calorad is expected to provide a large portion of our net sales in the foreseeable future. The following products represent the majority of our product sales in the dietary supplement category:

* Calorad(r): Calorad is a liquid collagen-based dietary supplement. Calorad is available in three formulas: beef, fish, and AM.

* Agrisept-L(r): Agrisept-L is a dietary supplement of citrus extracts used as a germicide.

* Oxy-Up(r): Oxy-Up is a liquid stabilized oxygen supplement.

* Triomin: Triomin is a liquid trace mineral dietary supplement.

* Noni Plus(r): Noni fruit has been around for centuries, used by natives and ancient healers of many countries during the last several thousand years to treat many ailments. We have combined this fruit with our own Dead Sea ionic minerals.

* Iso-Greens(r): Iso-Greens is a nutrient-rich green food supplement. The vegetables in Iso-Greens combine to supply 39 of the vitamins, minerals and amino acids found in food, including Vitamin B-12.

* Definition(r) (drops): Definition is an all-natural herbal product designed to feed and nurture the female breast. This product is available in both cream and drop formulations.

* Essential Omega: Essential Omega is a dietary supplement that provides essential fatty acids, including CLA and GLA. This product may also be a support for weight loss and exercise programs.

* Prosoteine(r): Prosoteine is a plant based, natural, stimulant-free liquid protein supplement.

Personal Care Products

We offer 8 personal care products. The following product represents the majority of our product sales in the personal care category:

* Definition (r)(cream): Definition is a safe, non-invasive, all-natural herbal product designed to feed and nurture the female breast. The perfectly selected ingredients work in harmony, helping the body to maintain the nutritional needs of the mammary glands. It works with the body's natural capabilities to maintain the shape and tone of youth in the female breast.

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

We rely upon Nutri-Diem, Inc. and other manufacturers, independent researchers, vendor research departments for product development services. When a new product concept is identified or when an existing product must be reformulated, the new product concept or reformulation project is generally submitted to Nutri-Diem, Inc. or other manufacturers for technical development and implementation. Nutri-Diem owns all of the rights to the products that they produce. We do not incur any expense for the development of any products by Nutri-Diem.
We continually review our existing products for potential enhancements to improve their effectiveness and marketability. While we consider our product formulations to be proprietary trade secrets, such formulations are not patented. Accordingly, there is no assurance that another company will not replicate one or more of our products.

Product Procurement and Distribution; Insurance. More than
80% of our product line in the dietary supplement category is manufactured by Nutri-Diem, Inc., a related party, utilizing theirs and our product formulations, as well as product formulations it licenses to us. A majority of our product line in the personal care category is also manufactured by Nutri-Diem, Inc. We have contracts with Nutri-Diem, Inc. that grant to us the exclusive license and right to market, sale and distribute in Canada and the United States and a non-exclusive right to market on the Internet certain products owned by Michel Grise Consultant, Inc., a Quebec corporation, which is controlled by Michel Grise. To maintain the license and distribution rights granted by those contracts, we are obligated to purchase from Nutri-Diem, Inc. during that period commencing on June 1, 2003, and continuing through and including May 31, 2004, products totaling $1,530,000. Those contracts also specify that for the period from June 1, 2004 to May 31, 2005, we are required to purchase from Nutri-Diem, Inc. products totaling $3,825,000. Additionally, those contracts specify that for each year commencing on June 1, and ending on May 31 thereafter during the term of that agreement we are required to purchase products totaling $5,355,000 The provisions of those contracts specify that Nutri-Diem, Inc. will offer us the right to sell, market and distribute in those territories any new product developed by Nutri-Diem, Inc.

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

All of the items in our product line include a customer satisfaction guarantee. Within 30 days of purchase, any retail customer or IBA who is not satisfied with our product for any reason may return it or any unused portion to the distributor from whom it was purchased or to us for a full refund or credit toward the purchase of another product. IBAs may obtain replacements from us for products returned to them by retail customers, if they return such products on a timely basis. Furthermore, in most jurisdictions, we maintain a buy-back program. Under this program, we will repurchase products sold to a distributor (subject to a 10% restocking charge), provided that the distributor resigns as a distributor and returns the product in marketable condition within one year of original purchase, or longer where required by applicable state law or regulations. We believe this buy-back program addresses a number of the regulatory compliance issues pertaining to network marketing systems. We expect that the cost of products returned to us will be less than 2% of gross sales. Below is a summary of return information for the year ended December 31, 2004:

   Month        Deposit   Sales   Returns   Chargebacks   Adj./Disc.   Net Deposit
January-04	$550,388  $559,960  $3,828	$1,316	$16,739	    $538,077
February-04	$521,588  $534,060  $1,702	$145	$17,084	    $515,129
March-04	$641,032  $662,110  $4,100	$664	$19,470	    $637,876
April-04	$580,831  $601,847  $2,807	$292	$18,699	    $580,049
May-04	        $539,220  $559,528  $2,820	$523	$17,950	    $538,235
June-04	        $499,944  $520,412  $3,991	$1,081	$16,113	    $499,227
July-04	        $447,353  $451,937  $4,263	$221	$14,423	    $433,029
August-04	$462,986  $474,415 $10,923      $359	$15,231	    $447,902
September-04	$412,139  $429,322 $17,740	$159	$13,158	    $398,265
October -04	$401,894  $410,321  $8,372	$238	$13,403	    $388,308
November-04	$512,243  $519,102  $3,665	$284	$15,624     $499,529
December -04	$417,331  $438,882 $17,184	$459	$13,833	    $407,406
Total         $6,070,502$6,161,898 $81,396    $5,741   $191,728   $5,883,032
Total %         100.00%	   100.00%  1.32%      0.09%	3.11%	      95.71%




Our specific refund policies are as follows:

Retail Customer Guarantee

* A retail customer may return defective, unused product
(at least 50%) to his/her IBA within thirty (30) days of purchase for exchange or full refund.

* A written statement must be obtained from the customer stating the reason for dissatisfaction.

* The original retail receipt showing the date of purchase must accompany a written request for a return.

* A copy of the Customer Refund Form must be completed in full and returned to EYI with the aforementioned documentation and product (when product is requested).

* Upon receipt of the statement, retail receipt and the returned product, EYI will promptly replace any returned product to the IBA.

* IBAs failure to comply with this guarantee policy may be reason for termination.

* On product purchases of more than a one (1) month supply, the thirty (30) day rule applies to the purchase (unless otherwise promised by IBA to his/her retail customer. In this instance, the IBA is responsible to uphold his/her retail guarantee to the customer not EYI).

Refund To Independent Business Associates

If an IBA is not satisfied with a given EYI product, EYI will replace the product with a product of same or like value, less shipping and handling charges. If requested
EYI will issue a credit for the purchase less shipping and handling. This credit must be used within thirty
(30) days of being issued. The request for a replacement must occur within thirty (30) days of receipt of the product by the IBA and the product must be in re-sale condition upon return. IBAs must provide proof of purchase and cover the cost of the product return.

Note the following condition for refunds:

* EYi does not issue any refunds for product(s) previously certified as sold under the 70% rule.
(Please refer to point ten (10) in Independent
Business Association Regulations in Policies &
Procedures for details). As well, the refund will be less commission paid on the returned product.


DISTRIBUTION AND MARKETING

Our product line is distributed principally from our facilities in Louisville, Kentucky and Surrey, British Columbia or from our consignment centers.
Products are warehoused in Louisville and Surrey and at selected consignment centers.

We distribute our product line through our network marketing system where Independent Business
Associates ("IBAs") purchase product at wholesale and through person-to-person contact, re-sell the product at retail prices. At December 31, 2004, we had approximately 14,000 "active" IBAs.
To be considered "active" a distributor must have purchased our products within the preceding 12 months. Our IBAs are independent contractors who purchase products directly from us for resale to retail consumers. IBAs may elect to work on a full-time or part-time basis. We believe our network marketing system appeals to a broad cross-section of people, particularly those seeking to:

* supplement family income,

* start a home business, or

* pursue employment opportunities other than conventional, full-time employment.

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

Our network marketing program encourages individuals
 to develop their own down-line network marketing organizations. Each new IBA is either linked to:

* the existing distributor that personally enrolled the new distributor into our network marketing program, or

* the existing distributor in the enrolling distributor's down-line as specified by the enrolling distributor at the time of enrollment.

Growth of an IBAs' down-line organization is dependent on the recruiting and enrollment of additional IBAs by the distributor or the IBAs within such distributor's down-line organization.

IBAs are encouraged to assume responsibility for training and motivation of other IBAs within their down-line organization and to conduct opportunity meetings as soon as they are appropriately trained. We strive to maintain a high level of motivation, morale, enthusiasm and integrity among the members of our network marketing organization. We believe this result is achieved through a combination of products, sales incentives, personal recognition of outstanding achievement, and quality promotional materials. Under our network marketing program, IBAs purchase sales aids from us and assume the costs of advertising and marketing our product line to their customers,as well as the direct cost of recruiting new IBAs. We believe that this form of sales organization is cost efficient, because our direct sales expenses are primarily limited to the payment of commissions, which are only incurred when products are sold.

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

Business Volume is assigned to most of our products and is used to calculate sales commission. The Business Volume, in most instances, is 50% of the wholesale cost of a product. Commissions are based on the total Business Volume which has been generated both personally and through the IBAs' down-line activity. Therefore, as a down-line grows, it is possible for greater commissions to be earned. None of our IBAs have derived $1 million per year or greater for the years ended 2004, 2003 or 2002.

In order for an IBA to earn commissions, there are four requirements:

* an IBA needs to create a Business Center by filling out our IBA Application and Agreement Form;

* an IBA needs to qualify his Business Center with a 100
Business Volume order of our products;

* an IBA needs to activate his Business Center by making two personal sales to two people who become qualified
IBAs within one year of entry into the business; and

* to be eligible for commission, an IBA needs to pay a yearly administration fee of $40.

The average commission earned by our IBAs during the twelve month period starting on January 1, 2004 and ending on December 31, 2004 was $1,168.

To aid IBAs in easily meeting the monthly personal product purchase requirement to qualify for commission, we developed the "Auto-ship Program."
Under the Auto-ship Program purchasing arrangement, each Business Center establishes a standing product order
(20 Business Volume minimum) which is automatically charged to a credit card or deducted from a bank account each month prior to shipment of the ordered products. Additionally, Auto-ship allows IBAs to purchase certain products at reduced prices. As of December 31, 2004, we had over 1,500 IBAs participating in the Auto-ship Program.

Under our Consignment Center Program, we designate IBAs to operate consignment centers. Each Consignment Center functions as our product distribution center, carrying our products. As of December 31, 2004, we had 20 consignment centers. Consignment centers provide hubs of local product and business training. They sell to customers at the point of purchase, teach sales and marketing techniques, distribute literature about our products and business while lowering our shipping and data-entry costs.

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

We also maintain an Internet site, www.eyicom.com, which is an integral part of our product sales, customer retention, IBA recruitment and IBA development efforts. Approximately 8,800 of our IBAs are networked electronically, allowing them access to marketing information and sales leads. Further, we provide IBAs with a free, e-commerce Internet "home page" to aid their marketing efforts.

Government Regulation

In the United States (as well as in any foreign markets in which we may sell our products), we are subject to laws, regulations, administrative determinations, court decisions and similar constraints (as applicable, at the federal, state and local levels) (hereinafter "regulations"). These regulations include and pertain to, among others:

* the formulation, manufacture, packaging, labeling, distribution, importation, sale and storage of our products,

* our product claims and advertising (including direct claims and advertising as well as claims and advertising by distributors, for which we may be held responsible), and

* our network marketing organization.

Products

The formulation, manufacture, packaging, storing, labeling, advertising, distribution and sale of our products are subject to regulation by federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the Environmental Protection Agency, and the United States Postal Service. Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products are or may be manufactured, distributed and sold. The Food and Drug Administration, in particular, regulates the formulation, manufacture and labeling of dietary supplements, cosmetics and skin care products, including some of our products. Food and Drug Administration regulations require us and our suppliers to meet relevant regulatory good manufacturing practices for the preparation, packaging and storage of these products. Good manufacturing practices for dietary supplements have yet to be promulgated, but are expected to be proposed. The Dietary Supplement Health and Education Act of 1994 revised the provisions of the Federal
Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements, which we believe is generally favorable to the dietary supplement industry. The Dietary Supplement Health and Education Act created a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. In general, a dietary supplement is a product (other than tobacco) that is intended to supplement the diet that bears or contains one or more of the following dietary ingredients: a vitamin, a mineral, a herb or other botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total daily intake, or a concentrate, metabolite, constituent, extract, or combinations of these ingredients; is intended for ingestion in pill, capsule, tablet, or liquid form; is not represented for use as a conventional food or as the sole item of a meal or diet; and is labeled as a "dietary supplement." However, the Dietary Supplement Health and
Education Act grand fathered, with certain limitations, dietary ingredients that were on the market before October
15, 1994. A dietary supplement containing a new dietary ingredient and placed on the market on or after October
15, 1994 must have a history of use or other evidence establishing a basis for expected safety. Manufacturers of dietary supplements having a "structure-function" statement must have substantiation that the statement is truthful and not misleading.

The majority of our sales come from products that are classified as dietary supplements under the Federal Food, Drug and Cosmetic Act. The labeling requirements for dietary supplements have been set forth in final regulations with respect to labels affixed to containers beginning after March 23, 1999. These regulations include how to declare nutrient content information, and the proper detail and format required for the "supplemental facts" box. We revise our product labels in compliance with these regulations.
The costs of product re-labeling were immaterial. Many states have also recently become active in the regulation of dietary supplement products. These states may require modification of labeling or formulation of certain of our products sold in these states.

In addition, on April 29, 1998, the US Food and Drug
Administration published a proposed regulation offering guidance and providing limitations on permissible structure/function statements to be placed on labels and in brochures. Structure/function statements are claims of the benefit or effect of a product or an ingredient on the body's structure or function. The proposed regulation has not been finalized. We anticipate that some of the regulation as proposed will become final, but this new regulation will not significantly change the way that the Food and Drug
Administration currently interprets structure/function statements. Thus, we do not expect to make any substantial label revisions based on this proposed regulation regarding any of our structure/function product statements.

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

A portion of our products sold in Canada have separate labels or combination labels to satisfy Canadian compliance organizations, such as the Food Inspection
Agency and Health Canada. Health Canada is moving towards stricter compliance guidelines for dietary supplement products through its recently created
Office of Natural Health Products. New compliance guidelines through the Office of Natural Health
Products may affect the formulation, manufacture, packaging, storing, labeling, advertising, distribution and sale of our products in Canada. We plan to comply with all regulations promulgated by Office of Natural
Health Products. Quebec has different label requirements than the rest of Canada, however, a portion of our Canadian labels or combination labels are compliant and sufficient for the sale in Quebec. Due to the small percentage of sales in Canada, we do not hold separate Canadian labels for our complete product line.

In foreign markets, prior to commencing operations and prior to making or permitting sales of our products, we may be required to obtain an approval, license or certification from the country's ministry of health or comparable agency. Prior to entering a new market in which a formal approval, license or certificate is required, we will be required to work extensively with local authorities to obtain the requisite approvals. The approval process generally will require us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. Such approvals may be conditioned on reformulation of our products or may be unavailable with respect to certain products or ingredients.

Product Claims and Advertising

The Federal Trade Commission and certain states regulate advertising, product claims, and other consumer matters, including advertising of our products. All advertising, promotional and solicitation materials used by distributors require our approval prior to use. The Federal
Trade Commission has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products.
In addition, the Federal Trade Commission has increased its scrutiny of the use of testimonials.
We have not been the target of Federal Trade
Commission enforcement action. There is no assurance that:

* the Federal Trade Commission will not
question our advertising or other operations in the future,

* a state will not interpret product claims presumptively valid under federal law as illegal under that state's regulations, or

* future Federal Trade Commission
regulations or decisions will not
restrict the permissible scope of such
claims.

We are also subject to the risk of claims by distributors and their customers who may file actions on their own behalf, as a class or otherwise, and may file complaints with the Federal Trade Commission or state or local consumer affairs offices.
These agencies may take action on their own initiative against us for alleged advertising or product claim violations or on a referral from distributors, consumers or others. Remedies sought in such actions may include consent decrees and the refund of amounts paid by the complaining distributor or consumer, refunds to an entire class of distributors or customers, or other damages, as well as changes in our method of doing business. A complaint based on the practice of one distributor, whether or not we authorized the practice, could result in an order affecting some or all distributors in a particular state. Also, an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on us.

Compliance Efforts

We attempt to remain in full compliance with all applicable laws and regulations governing the manufacture, labeling, sale, distribution, and advertising of our dietary supplements. We retain special legal counsel for advice on both US Food and Drug Administration and US Federal Trade
Commission legal issues.

Network Marketing System

Our network marketing system is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies. These regulations are generally directed at ensuring that product sales are ultimately made to consumers (as opposed to other distributors) and that advancement within an organization be based on sales of the organization's products, rather than investment in the organization or other non-retail sales related criteria. For instance, in certain markets there are limits on the extent to which distributors may earn royalties on sales generated by distributors that were not directly sponsored by the distributor.

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

We currently have IBAs in the United States and Canada. We review the requirements of various states, as well as seek legal advice regarding the structure and operation of our selling organization to ensure that it complies with all of the applicable laws and regulations pertaining to network sales organizations. On the basis of these efforts and the experience of our management, we believe that we are in compliance with all applicable federal and state regulatory requirements. We have not obtained any no-action letters or advance rulings from any federal or state security regulator or other governmental agency concerning the legality of our operations, nor are we relying on a formal opinion of counsel to such effect. We, accordingly, are subject to the risk that, in one or more of our markets, our marketing system could be found to not comply with applicable laws and regulations. Our failure to comply with these regulations could have a material adverse effect on us in a particular market or in general.

We are subject to the risk of challenges to the legality of our network marketing organization, including claims by our distributors, both individually and as a class. Most likely these claims would be based on our network marketing program allegedly being operated as an illegal
"pyramid scheme" in violation of federal securities laws, state unfair practice and fraud laws and the Racketeer Influenced and Corrupt Organizations Act.

We believe that our network marketing system is not classified as a pyramid scheme under the standards set forth in applicable law. In particular, in most jurisdictions, we maintain an inventory buy-back program to address the problem of "inventory loading."
Pursuant to this program, we repurchase products sold to a distributor (subject to a 10% restocking charge) provided that the distributor returns the product in marketable condition within one year of original purchase, or longer where required by applicable state law or regulations.

Our literature provided to distributors describes our buy-back program. However, as is the case with other network marketing companies, the commissions paid by us to our distributors are based on product purchases, including purchases of products that are personally consumed by the down-line distributors. Basing commissions on sales of personally consumed products may be considered an inventory loading purchase. Furthermore, distributors' commissions are based on the wholesale prices received by us on product purchases or, in some cases, based upon the particular product purchased, on prices less than the wholesale prices.

To further address the problem of "inventory loading," our IBAs must sell at least 70% of their inventory before they can reorder.

In the event of challenges to the legality of our network marketing organization by distributors, we would be required to:

* demonstrate that our network marketing policies are enforced, and

* demonstrate that the network marketing program and distributors' compensation thereunder serve as safeguards to deter inventory loading and encourage retail sales to the ultimate consumers.

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

Our network marketing competitors include small, privately held companies, as well as larger, publicly held companies with greater financial resources and greater product and market diversification and distribution. Our competitors include Reliv
Inernational, Mannatech Incorporated and Usana
Health Services.

Employees

As at December 31, 2004 we had 42 employees. Of these employees, 3 are executive officers, 4 are accounting, 1 is in investor relations, 16 are in operations, 8 are in sales and marketing, 4 are in information systems, 1 is in product development, 6 are in our warehouse and 1 is in administration. We consider our employee relations to be good. None of our employees is a member of a trade union and we have not experienced any business interruption as a result of any labor disputes.

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

We have a License Agreement with Nutri-Diem that gives EYI the exclusive right to use the trademarks solely in connection with the sale, marketing and distribution of the products. Our agreement states that we have non-exclusive rights to use the trademarks on the Internet. The Agreement is based on a five year term, with automatic renewal for another five year period. We also have license agreement with EYI Corp which gives EYI the exclusive right to the trademarks for the purpose of sales and marketing activities. The Agreement is based on a 50 year term with a yearly renewal each year thereafter.

On June 30, 2002, the following Nutri-Diem trademarks were licensed to EYI Nevada pursuant to the Marketing and Distribution Agreement in place between Nutri-Diem and EYI Nevada. The owner of the trademarks set out in the table below is Michel Grise Consultants Inc., an associated company of Nutri-Diem and is controlled by Michel Grise, one of the directors of EYI Nevada:

Product          Status


Agrisept-L(R)  Registered Trademark
Beaugest(R)    Registered Trademark
Bellaffina(R)  Registered Trademark
Calorad(R)     Registered Trademark

Citrex(R)      Registered Trademark
Citrio(R)      Registered Trademark

Definition(R)  Registered Trademark
Emulgent(R)    Registered Trademark
Fem Fem(R)     Registered Trademark
Golden Treat(R)Registered Trademark
Hom Hom(R)     Registered Trademark
Invisible(R)   Registered Trademark
Livocare(R)    Registered Trademark
Melan Plus(R)  Registered Trademark
Neocell(R)     Registered Trademark
NRG(R)         Registered Trademark
Parablast(R)   Registered Trademark
Parattack(R)   Registered Trademark
Prosoteine(R)  Registered Trademark
Sea Krit(R)    Registered Trademark


On June 30, 2002, EYI Nevada acquired a license from
Essentially Yours Industries Corp., an affiliated company, to use the below trademarks and formulas for a term of 50 years, renewable at the option of EYI Nevada on a yearly basis thereafter at the same yearly rate of $1.00 per year, from year to year:

Copyright/Trademark   Status of Application


Citri-plus(R)         Registered Trademark
EYI w/design(R)       Registered Trademark
Essential Marine(R)   Registered Trademark
Essentially Yours(R)  Registered Trademark
Essentially Yours
Industries Corp.
(with design)(R)      Registered Trademark
Iso greens(R)         Registered Trademark

Just Go Pro!(TM)      Registered Trademark
Oxy Up(TM)            Registered Trademark
Prosoteine(r)         Registered Trademark
The Ultimate
Performance
Enhancer!(TM)         Registered Trademark




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

   Location      Term of Lease               Square Feet     Monthly Lease Commitment
Louisville,
Kentucky      Three years, commencing
              April 30, 2007                33,750           $10,419 per month from May 1, 2004
                                                             to April 30, 2005; $11,719 per month
                                                             from May 1, 2005 to April 30, 2005;
                                                             and $13,019 per month from May 1,
                                                             2006 to April 30, 2007 .<
Surrey, B.C.  Two years, commencing May 1,
              2003                          21,730           $156,000 per year
Burnaby,B.C.  Seven years, commencing
              January 1, 2005               12,200           CDN$12,000 per month from January 1,
                                                             2005 to December 1, 2005 (January 1,
                                                             2005-April 30, 2005 is a rent free
                                                             period).




ITEM 3. 	LEGAL PROCEEDINGS.

Other than as described below, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

1.             Oppression Action by Lavorato/Heyman

In 2002, an oppression action was commenced in the Supreme Court of British Columbia by the plaintiffs
Brian Lavorato, Geraldine Heyman and their respective holding companies, alleging that Essentially Yours
Industries Corp., our affiliate, had improperly vended assets into Essentially Yours Industries, Inc., our wholly owned subsidiary, as part of a corporate restructuring alleged to be oppressive to the plaintiffs. As of April 4, 2003, the lawsuit has been settled and was subsequently dismissed by the plaintiffs by consent, with the exception of claims asserted by the plaintiffs against Thomas
K. Viccars, a former in-house counsel of Essentially
Yours Industries, Corp., who may potentially assert a third party claim against Essentially Yours
Industries, Inc. The Settlement of the Oppression
Action was consented to by the Plaintiffs pursuant to a written agreement between the Plaintiffs and, inter alia, EYI Inc., dated as of April 4th, 2003, under which EYI Inc. agreed as follows, inter alia:

* In consideration of 468058 B.C. Ltd. leasing to
642706 B.C. Ltd. (a company related to EYI Inc.)
EYI's business premises at 8310 and 8322, 130th
Street, Surrey, B.C., EYI Inc. and Essentially
Yours Industries Corp. jointly and severally agreed to indemnify the landlord in respect of the tenant's lease obligations till May 2005.

* EYI Inc. agreed to enter into a mutual release of all claims with all parties (except Thomas
Viccars). The mutual release was executed by all parties (except Thomas Viccars) as of April 4th,
2003.

As part of the original action we claimed against
 Callum MacLeod, a co-defendant, for breach of his employment agreement and Mr. MacLeod filed a counterclaim against us for wrongful dismissal.
We have filed a consolidated statement of defense to the counterclaim, and interrogatories have been responded to. Management believes this counterclaim to be without merit and intends to vigorously defend against this claim.

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

The claim is for a total of $220,000 and an aggregate 4.9% of the wholesale volume of sales generated by Essentially Yours Industries, Inc.
from the alleged trust property, and for damages and costs. A consolidated statement of defence has been filed by Essentially Yours Industries, Inc., and interrogatories have been responded to. A three day summary trial was set for early April, 2005 for this matter, but has been adjourned to September pending the outcome of further discoveries.
Management believes this claim to be without merit and intends to vigorously defend against this claim.

To the best of our knowledge, we are not subject to any other active or pending legal proceedings or claims against us or our subsidiaries or any of our properties that will have a material effect on our business or results of operations. However, from time to time, we may become subject to claims and litigation generally associated with any business venture.


3. Agreement with Source, Inc.

In February, 2004 we entered into a letter of commitment with Source, Inc. ("Source") for the purpose of further developing our corporate marketing position with Source and for assistance in raising equity capital. Pursuant to the terms the letter agreement, we agreed to: (i) pay Source 20% of the gross revenues generated by Source under a Corporate Marketing Organization Agreement
("CMO Agreement") previously entered into with Premier
Lifestyles International Corporation, a company related to Source; (ii) to offer up to $4,000,000 of EYI restricted stock over a 90 day period at $0.21 per share and warrants exercisable at a price of $0.30 per share for investors referred to EYI by Source in connection with any equity offerings by EYI; (iii) at the end of the 12 months period following execution of the agreement, and if Source had referred enough investors to raise a minimum of $500,000, to issue to Source $1,800,000 in common stock of EYI or pay the balance in cash; and (iv) on a monthly basis, during the 12 month period, pay 50% of all monies collected by EYI from Source referred investors, to be paid to Source towards the $1,800,000 to pay for the CMO Agreement and $300,000 towards a proposed web portal. Subsequently, we terminated the CMO Agreement in accordance with its terms in July, 2004, and notified
Source that they failed to raise the minimum funding of $500,000 in connection with EYI's equity offering closing in June, 2004. Source has notified EYI that they dispute the fact that they did not raise the minimum financing amount. Management believes that if Source were to advance any such claims against EYI its chance of success would be remote and we intend to vigorously defend against any potential legal claims respecting this matter.

ITEM 4. 	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. 	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our shares are currently trading on the Over-The-Counter Bulletin Board (the "OTCBB") under the symbol EYII on January 30, 2004 following completion of the Exchange Agreement among our company, certain of our shareholders and Safe ID Corporation, see
"Item 1. Description of Business" above. The shares of Safe ID Corporation traded on the OTC BB under the symbol "MYID" from January 17, 2001 to January 30, 2004. The following table contains the reported high and low bid prices for the common stock as reported on the OTC BB for the periods indicated:


   YEAR 2001  		                High Bid        Low Bid
Quarter Ended March 31, 2001  	 	$0.875	 	$0.150
Quarter Ended June 30, 2001  	 	$0.875	 	$0.125
Quarter Ended September 30, 2001 	$0.550 	 	$0.150
Quarter Ended December 31, 2001   	$0.500 	 	$0.250

YEAR 2002  		               High Bid		Low Bid
Quarter Ended March 31, 2002  	 	$0.510	 	$0.250
Quarter Ended June 30, 2002  	 	$0.760	 	$0.200
Quarter Ended September 30, 2002  	$0.450	 	$0.160
Quarter Ended December 31, 2002   	$0.430	 	$0.160

YEAR 2003  		               High Bid		Low Bid
Quarter Ended March 31, 2003  	 	$0.265	 	$0.051
Quarter Ended June 30, 2003  	 	$0.110	 	$0.032
Quarter Ended September 30, 2003  	$0.340	 	$0.050
Quarter Ended December 31, 2003  	$0.335	 	$0.190

YEAR 2004  		               High Bid  	Low Bid
Quarter Ended March 31, 2004  	 	$0.300	 	$0.190
Quarter Ended June 30, 2004  	 	$0.320	 	$0.180
Quarter Ended September 30, 2004	$0.300		$0.110
Quarter Ended December 31, 2004		$0.140		$0.050

HOLDERS OF COMMON STOCK

As of April 8, 2005, we had 112 registered stockholders holding
165,520,535 shares of our common stock.

DIVIDENDS

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

RECENT SALES OF UNREGISTERED SECURITIES

We have not completed any sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended December 31, 2004 that have not been reported on our Quarterly Reports on Form 10-QSB during the year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We are in the business of selling, marketing, and distributing a product line consisting of approximately 30 nutritional products in two categories, dietary supplements and personal care products. Currently, our product line consists of: (i) 22 dietary supplement products; and (ii) 8 personal care products consisting primarily of cosmetic and skin care products. Our products are primarily manufactured by Nutri-Diem, Inc. a related party, and sold by us under a license and distribution agreement with Nutri-Diem, Inc. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us. Our products are sold in the United States and Canada. Our products are marketed through a network marketing program in which independent business associates purchase products for resale to retail customers as well as for their own personal use. We have a list of over 400,000 independent business associates, of which approximately 14,000 we consider "active". An "active" independent business associate is one who purchased our products within the preceding 12 months.
Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2004, relative to our ability to continue as a going concern. We have negative working capital of approximately $1,080,000 and an accumulated deficit incurred through December 31, 2004, which raises substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have a history of losses. We have incurred an operating loss since inception and had an accumulated deficit of $7,085,205 as of December 31, 2004. For the year ended December 31, 2004 we incurred a net loss of $4,462,795. For the short period ended December 31, 2003 and for the year ended June 30, 2003, we incurred a net loss of $969,987 and $1,644,456, respectively. Consequently, we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan, which calls for us to secure both debt and equity financing while pursuing acquisitions and/or joint ventures with companies in the nutritional supplement industry.

Our core business is in network marketing development and sales.
In 2004 we implemented some critical changes to our network marketing development and sales strategy. We analyzed our compensation structure and realized that although the plan paid the sales force more than industry standard, it was still not encouraging sales, growth, duplication or retention. After months of study, outside consulting, field leader's focus groups and senior management discussion, we made key adjustments during our first fiscal quarter in 2004 that are intended to cap the sales commission expense while at the same time promote increased network sales. Our experience to date is that the changes to our commission plan have improved our gross profit margin, however, they have also resulted in an unexpected reduction in IBA retention which has adversely affected our gross revenues. We believe the results to date are sufficiently encouraging to warrant continued implementation of the changes to the commission plan.
To further facilitate growth and benefit from certain competitive advantages conferred by the new commission plan, we have upgraded our Internet support sites, created a trainer field certification program, developed a regional training program and increased our face to face training capability. These support tools are intended to ensure compliance, mature team and territory development and assist sales growth.

We see international sales as a key component for our growth in the next 5 years. During our second quarter of fiscal 2004, we entered into a joint venture agreement with World Wide Buyers' Club Inc. and Supra Group, Inc., dated as of May 28, 2004, for the purpose of jointly marketing and distributing our products through the existing Supra Group distribution system in the Latin American countries identified in the Joint Venture Agreement and the products of Supra Group using the existing EYI distribution system to residents in the U.S. We believe Supra Group has significant international experience, expertise and contacts and that this alliance will assist in our ability to expand into Spanish-speaking countries.

Our plan of operations over the next twelve months is to expand the marketing of our Calorad product by internet direct and the distribution network. We also intend to support the growth and expansion of the Sales Communication department. Their success is measured on the number of inactive IBAs who, through the efforts of the Sales Communication department, become current with their membership fees and purchase our products. As the revenues generated by this department grow, we intend to add additional staff.

During the fourth quarter of 2004, we launched our new product, Prosoteine. Over the next twelve months, we intend to distribute the second phase of this campaign which includes an in-house-developed 6-week training program called "15/5" which is designed to teach our IBAs and their guests about Prosoteine in a telephone
conference forum. Additionally, we intend to launch support materials. Also, over the next twelve months we intend to promote our Autoship Program by offering one or more of the following: initial incentives, purchase discounts, and long-term
commitment rewards.   We believe that our automated ordering
system supports on-going sales.

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

Accounting for Stock Options and Warrants Granted to Employees and Non-Employees

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. We have adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Accounts Receivable and Bad Debts

We estimate bad debts utilizing the allowance method, based upon past experience and current market conditions. At December 31, 2004, we determined that an allowance was necessary to cover accounts receivable balances aged over 60 days and therefore established an allowance in the amount of $16,321. At December 31, 2003 and June 30, 2003, we determined that no allowance was required and elected to use the direct write-off method and the amounts of $26,408 and $0 respectively were charged to bad debt expense.

Cash and Cash Equivalents

For purposes of the statement of cash flows, EYI considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Compensated Absences

Employees of EYI are entitled to paid vacation, and sick days, depending on job classification, length of service, and other factors. We accrued vacation pay in the amounts of $60,186 at December 31, 2004.

Cost of Sales

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with service revenues and marketplace business.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At December 31, 2004, EYI has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share

EYI has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as inclustion of the common stock equivalents would be anti-dilutive.

Fair Value Of Financial Instruments

EYI's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2004.

Foreign Currency Translation And Other Comprehensive Income

EYI has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

As EYI's functional currency is the U.S. dollar, and all translation gains and losses are transactional, EYI has no assets with value recorded in Canadian dollar and there is no recognition of other comprehensive income in the financial statements.

Foreign Currency Valuation And Risk Exposure

While EYI's functional currency is the U.S. dollar and the majority of its operations are in the United States, EYI maintains its main operations office in Surrey, British Columbia. The assets and liabilities relating to the Canadian operations are exposed to exchange rate fluctuations. Assets and liabilities of EYI's foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rate during the period. The net effect of exchange difference arising from currency translation is disclosed as a separate component of stockholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Income Taxes

EYI accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for
Income Taxes". This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in EYI consolidated financial statement or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of EYI assets and liabilities results in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such an asset.
A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Inventories

EYI records inventories at the lower of cost or market on a first-in, first-out basis.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of
Long-Lived Assets".   This standard establishes a single
accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, EYI reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. For the year ended December 31, 2004, no impairments have been identified.

Property And Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

Revenue Recognition

We are in the business of selling nutritional products in two categories; dietary supplements and personal care products. Sales of personal care products represent less than 5% of the overall revenue and therefore is not classified separately in the financial statements accompanying this annual report. We recognize revenue for product sales when the products are shipped and title passes to customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted to $190,340, $161,040 and $314,971 for the year ended December 31, 2004, the short period ended December 31, 2003 and year ended June 30, 2003, respectively.

Segment Information

EYI adopted Statement of Financial Accounting Standards No.
131, "Disclosures about Segments of an Enterprise and Related Information," (hereafter "SFAS No. 131") which supersedes SFAS
No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of EYI reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect EYI results of operations or financial position.

Recent Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:


In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards
No. 123R, "Accounting for Stock Based Compensation." This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock
Ownership Plans." The Company has previously adopted SFAS 123 and the fair value of accounting for stock options and other equity instruments. The Company has determined that there was no impact to its financial statements from the adoption of this new statement.

RESULTS OF OPERATIONS

The following table summarizes operating results as a percentage of revenue, respectively, for the periods indicated:

Summary of Year End Results

                     Twelve Months ended
                  December 31, 2004       Short Period ended   Twelve Months ended
                                       December 31, 2003    June 30, 2003
Revenue		        100%		100%		    100%
Cost of goods sold	21%		17%		      8%
Gross profit before
commission expense	79%		83%		     92%
Commission expense	40%		49%		     65%
Gross profit after
ost of goods sold
and commission expense	40%		34%		     27%
Operating expenses	108%		57%		     38%
Operating loss          -69%           -23%    		    -11%


Revenues

During the year ended December 31, 2004 we had total revenues of $6,229,029 and gross profits of $2,464,818 or 40% compared to revenues of $4,313,579 and gross profits of $1,467,779 or 34% during the short period ended December 31, 2003. The decrease in our revenues can be primarily attributed to the following factors:

* the changes made to our commission plan in January 2004 in which our overall commission payout to our IBAs was reduced and therefore hindering our ability to retain existing IBAs and attract new ones.

* our inability to fund marketing initiatives and programs that may promote growth within new markets and existing ones.

* Lack of IBA participation in our autoship program.

Revenue by Segments

The following table summarizes our four revenue segments as a percentage of total revenue, respectively, for the periods indicated:

	       Year ended      Short period ended  Year ended
                12/31/04	 12/31/03            6/30/03
Administration
fees	        3%	            4%	             2%
Binary sales	76%	           86%	            96%
Direct sales	18%	            8%	             2%
Shipping 	2%	            2%	             1%
Total revenue	100%	          100%	           100%

Details of the most significant changes from the short year ended December 31, 2003 to the year ended December 31, 2004 are detailed below:
Binary sales The binary sales segment represents $4,744,742 or 76% of the total revenue earned during the year ended December 31, 2004, as compared to $3,727,692 or 86% of the total revenues earned during the short period ended December 31, 2003. Management believes that our inability to properly fund our marketing initiatives hindered growth and retention in this segment.

Direct sales - The direct sales segment represents $1,150,759 or 18% of the total revenue earned during the year ended December 31, 2004, as compared to $330,229 or 8% of the total revenues earned during segment in May 2003, EYI has acquired new direct sales contracts which has supported the growth in direct sales.

Gross profit

Our consolidated gross profit increased to 40% for the year ended
December 31, 2004 from 34% for the short period ended December 31, 2003. This increase is attributed to the changes made to our commission plan in January 2004. By reducing the commissions paid on binary sales, we experienced an increase in our gross profit.

          Year ended
           12/31/04	     Short period ended  Year ended
                                12/31/03          6/30/03

Binary sales$4,744,742	    $3,727,692	      $13,770,558
Commission -
Binary	    $2,321,555	    $2,034,737	      $9,325,775
Gross profit on
binary sales before cost
of product $2,423,187	    $1,692,955        $4,444,783
% of Total
Revenue	        51%	        45%	         32%



Expenses

Operating expenses:

The following table summarizes operating expenditures as a percentage of total operating expenses, respectively, for the periods indicated:


		Twelve Months      Short Period Ended  Twelve Months
        Ended December 31, 2004 December 31, 2003 Ended June 30, 2003


OPERATING EXPENSES
Consulting fees		21%		16%		14%
Legal and
professional fees	5%		6%		6%
Customer service	6%		20%		23%
Finance and
administration		31%		13%		15%
Sales and marketing 	2%		4%		9%
Telecommunications	7%		9%		10%
Wages and benefits	19%		22%		17%
Warehouse expense	8%		9%		5%
Total Operating
Expenses		100%		100%		100%

We incurred operating expenses in the amount of $6,745,022 for the year ended December 31, 2004, compared to $2,446,108 for the short period ended December 31, 2003. The following explains the most significant changes during the periods presented:

Consulting fees - For the year ended December 31, 2004, consulting fees totaled $1,438,362 and represented 21% of our total operating expenditures, as compared to $394,200 or 16% of the total operating expenditures for the short period ended December 31, 2003. This increase relates primarily to the cost associated with stock granted to consultants during the year.

Customer Service - For the year ended December 31, 2004, customer services fees totaled $393,244 and represented 6% of our total operating expenditures, as compared to $488,944 or 20% of the total operating expenditures for the short period ended December 31, 2003. Until April 2004, we acquired our customer service support department through a management agreement with EYI Corp. In April 2004, we hired our own employees to perform this function and therefore, the related expenses are included under Wages and Benefits.

Finance and administrations - For the year ended December 31, 2004, finance and administration expenditures totaled $2,101,842 and represented 31% of our total operating expenditures, as compared to $324,853 or 13% of the total operating expenditures for the short period ended December 31, 2003. This increase relates primarily to the cost associated with stock granted to employees during the year ended December 31, 2004. In addition, we expensed $390,000 in financing costs during the year ended December 31, 2004.

Wages and benefits - For the year ended December 31, 2004, wages and benefits totaled $1,296,801 and represented 19% of our total operating expenditures, as compared to $547,076 or 22% of the total operating expenditures for the short period ended December 31, 2003. Although we expanded our payroll in April 2004 as indicated above, we reduced the overall wages and benefits during the year by reducing staff in various departments.

Other Income (Expense)
During the year ended December 31, 2004 we had total other income (expense) of ($271,346) compared to ($7,928) for the short period ended December 31, 2003. The increased expense relates to $250,000 in interest expense accrued on the beneficial conversion of the June 2004 and September 2004 disbursements from Cornell.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows	     Year Ended          Short Period
                      12/31/2004	   12/31/2003


Net Cash from (used in)
Operating Activities	($826,300)	($490,611)
Net Cash from (used in)
Investing Activities	 $122,723	  ($9,177)
Net Cash from (used in)
Financing Activities	 $684,520	 $535,679
Net Increase (decrease) in
Cash During Period	 ($19,057)	  $35,891


Working Capital	At Dec. 31, 2004 At Dec. 31, 2003 Percentage
                                               Increase/(Decrease)
Current Assets	     $1,280,879	      $616,512    107.8%
Current Liabilities ($2,361,120)   ($1,882,345)	  25.4%
Working Capital
Surplus (Deficit)   ($1,080,241)   ($1,265,833)	 (14.7)%

We had cash and cash equivalents in the amount of $33,018 as of December 31, 2004 compared to cash in the amount of $52,075 as of December 31, 2003. We had a working capital deficit of $1,080,241 as of December 31, 2004 compared to a working capital deficit of $1,265,833 as of December 31, 2003.

Current Assets - We had an increase of $664,367 or 107.8% in our current assets since December 31, 2003. This increase relates to our agreement with Eyewonder, pursuant to which we prepaid the communications component.

Current Liabilities - We had an increase of $478,775 or 25% in
our current liabilities since December 31, 2003.   This
increase is primarily attributed to the following: (i) increase in unpaid trade payables; and (ii) the convertible debt per our loan agreement with Cornell entered into on June 2, 2004, pursuant to which we received a net of $379,724 in exchange for convertible securities.

The financial statements accompanying this Annual Report contemplate our continuation as a going concern. However, we have sustained substantial losses, have a limited operating history and are still in the development stage of our business. Additional funding will be necessary to continue development and marketing of our products. We intend to arrange for the sale of additional shares of our common stock to obtain additional operating capital for at least the next twelve months, however there is no assurance that we will be able to raise the necessary capital to continue our operations.

Cash Provided By Financing Activities

We have continued to finance our business primarily through private placement sales of our common stock, short term loans, conversion of accrued liabilities into stock and through increases in our accrued liabilities and accounts payable. We have also received funding as a result of the exercise of stock options.
Cash provided by financing activities for the year ended December 31, 2004 was $684,520, compared to $535,679 for the year ended December 31, 2003.

Financing activities included the issuance of common stock for aggregate proceeds of $492,316 during the year ended December 31, 2004 in private placement and other financing transactions. During the year ended December 31, 2004 we issued 24,934,000 stock options under our Stock Compensation Program at an average weighted price of $0.14 per share. All shares issued pursuant to stock option exercises during the year ended December 31, 2004 were registered on Form S-8 registration statements that we filed with the SEC.

On June 22, 2004, we issued a secured convertible debenture to Cornell in the principal amount of $250,000. The secured convertible debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the date of issuance, or (ii) 80% of the average of the lowest daily volume weighted average price of our common stock for the 5 trading days immediately preceding the conversion date.
At maturity, the remaining unpaid principal and accrued interest under the debentures shall be, at our option, either paid or converted into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the date of issuance or
(ii) 80% of the lowest closing bid price of the common stock for the lowest trading days of the 5 trading days immediately preceding the conversion date.
The secured convertible debenture is secured by all of EYI's assets. The secured convertible debentures accrue interest at a rate of 5% per year and has a term of 2 years. In the event the secured convertible debentures are redeemed, then EYI will issue to Cornell a warrant to purchase 50,000 shares for every $100,000 redeemed at an exercise price of 120% of the closing bid price as of June 22, 2004. Cornell purchased the secured convertible debentures from EYI in a private placement on June 22, 2004.

On September 24, 2004, we issued a secured convertible debenture to Cornell in the principal amount of $250,000. The secured convertible debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of: (i) 120% of the closing bid price of the common stock as of the date of issuance, or
(ii) 80% of the average of the lowest daily volume weighted average price of our common stock for the 5 trading days immediately preceding the conversion date. At maturity, the remaining unpaid principal and accrued interest under the debentures must be, at our option, either paid or converted into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the date of issuance, or (ii) 80% of the lowest closing bid price of the common stock for the lowest trading days of the 5 trading days immediately preceding the conversion date.
The secured convertible debenture is secured by all of our assets. The secured convertible debenture accrues interest at a rate of 5% per year and has a term of 2 years. In the event the secured convertible debentures are redeemed, then we will issue to Cornell a warrant to purchase 50,000 shares for every $100,000 redeemed at an exercise price of 120% of the closing bid price as of September 24, 2004.

Financing Requirements

We currently have minimal cash and working capital resources.
We do not have adequate financial resources in order to enable us to continue our business operations without additional financing. In the event that we do not obtain the necessary financing to fund our anticipated operating expenses, we will be forced to reduce our personnel and curtail our telecommunications and mailout expenses.
 We may not be able to obtain additional working capital on acceptable terms, or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

On June 22, 2004, we entered into a Standby Equity Distribution Agreement with Cornell. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $10 million. If we request advances under the Standby
Equity Distribution Agreement, Cornell will purchase shares of common stock of EYI for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $10 million. The maximum of each advance is equal to $250,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RISK FACTORS
We Have Historically Lost Money And Losses May Continue In The Future

We have a history of losses. We have incurred an operating loss since inception and had an accumulated deficit of $7,085,205 as of December
31, 2004. Consequently,
we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan, which calls for us to secure both debt and equity financing while pursuing acquisitions and/or joint ventures with companies in the nutritional supplement industry. Our ability to continue as a going concern will be dependent upon our ability to draw down on our Standby Equity Distribution Agreement that we have established with Cornell. If we incur any problems in drawing down our Standby
Equity Distribution Agreement, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.

We Have Been Subject To A Going Concern Opinion From Our Independent Auditors

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2004, relative to our ability to continue as a going concern. We have negative working capital of approximately $1,080,000 and an accumulated deficit incurred through December 31, 2004, which raises substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If We Are Unable To Raise Additional Capital To Finance Operations, We Will Need To Curtail Or Cease Our Business Operations

We have relied on significant external financing to fund our operations. As of December 31, 2004, we had $33,018 in cash and our total current assets were $1,280,879. Our current liabilities were $2,361,120 as of December 31, 2004. We will need to raise additional capital to fund our anticipated operating expenses and future expansion.
Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure financing from external sources other than our Standby Equity Distribution Agreement with Cornell. In the event we do not obtain the necessary financing to fund our anticipated operating expenses, we will be forced to reduce our personnel and curtail other operating expenses. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations.
Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

Our common stock is traded on the Over-the-Counter Bulletin Board. Our common stock is thinly traded compared to larger, more widely known companies in the nutritional supplement industry.
Thinly traded common stock can be more volatile than common stock traded in an active public market. The lower our stock price, the more shares we will have to issue in connection with advances we may request under our Standby Equity Distribution Agreement.

The high and low bid price of our common stock for the last two years has $0.45 and $0.05,respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

We Are Currently Dependent On Our Standby Equity Distribution Agreement With CornellCapital Partners; We May Not Be Able To Access
Sufficient Funds When Needed; The Price
Of Our Common Stock Will Affect Our Ability To Draw Down
On The Standby Equity
DistributionAgreement

Currently, we are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by our Standby Equity Distribution Agreement. Therefore, we are dependent on our Standby Equity Distribution Agreement with Cornell to fund our operations. We will receive no funding under the Standby Equity Distribution Agreement until such time as a registrion statement on Form SB-2 filed by us with the SEC to register the resale of shares acquired by Cornell under the agreement has become effective. there is no assurance that the registration statement will become effective in the near future or ever. Our ability to access other financing is limited by the terms of the Standby Equity Distribution Agreement.

The amount of each advance under the Standby
Equity Distribution Agreement is subject to a maximum amount equal to $250,000.
We may not request an advance under the Standby Equity Distribution
Agreement less than six trading days after a prior advance request.
Because of this maximum advance restriction, we may not be able to access sufficient funds when needed. In addition, pursuant to the Standby Equity Distribution Agreement, once the registration statement is effective, in order to receive advances we must have filed with the Securities and Exchange Commission in a timely manner, all reports, notices and other documents required of a "reporting company" under the Exchange Act.

In addition, as we draw down on our Standby Equity Distribution Agreement and more shares of our common stock are sold, our stock price could decrease significantly and make further advances impractical or impossible during time periods in which we may need financing. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources other than our Standby
Equity Distribution Agreement. Therefore, if we are unable to draw down on our Standby
Equity Distribution Agreement, we may be forced to curtail or cease our business operations.

Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It
More Difficult For
Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

* With a price of less than $5.00 per share;
* That are not traded on a "recognized" national exchange;
* Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or
* In issuers with net tangible assets less than $2.0 million
(if the issuer has been
in continuous operation for at least three years) or $5.0 million
(if in continuous
operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks.
Moreover, broker/dealers
are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.
This could cause our stock price to decline.

The Issuance Of Preferred Stock May Entrench Management Or
Discourage A Change Of Control

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock that would have designations rights, and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock.
In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company or, alternatively, granting the holders of preferred stock such rights as to entrench management. Current members of our management that are large stockholders may have peculiar interests that are different form other stockholders. Therefore, conflicting interests of certain members of management and our stockholders may lead to stockholders desiring to replace these individuals. In the event this occurs and the holders of our common stock desired to remove current management, it is possible that our Board of Directors could issue preferred stock and grant the holders thereof such rights and preferences so as to discourage or frustrate attempts by the common stockholders to remove current management. In doing so, management would be able to severely limit the rights of common stockholders to elect the Board of Directors. In addition, by issuing preferred stock, management could prevent other shareholders from receiving a premium price for their shares as part of a tender offer.

Mr. Jay Sargeant, our President and Chief Executive Officer Controls Approximately 57% Of Our Common Stock On A Fully Diluted Basis And Such Concentration Of Ownership May Have The Effect Of Delaying Or Preventing A Change Of Control Of Our Company

Mr. Jay Sargeant, our President, Chief Executive Officer and a Director, beneficially owns approximately 57% of EYI's currently issued and outstanding common stock. As a result, Mr. Sargeant will have significant influence in matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of EYI's assets, and the control of the board of directors and affairs of EYI. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of EYI, impeding a merger, consolidation, takeover or other business combination involving EYI or discouraging a potential acquirer from attempting to obtain control of EYI.

We May Not Be Able To Compete Effectively Against Our Competitors

Many of our competitors have significantly greater name recognition, financial resources and larger distribution channels. In addition, our industry is characterized by low barriers to entity, which means we may face more competitors in the future. If we are not able to compete effectively against our competitors, we will be forced to curtail or cease our business operations. Our main competitors are Usana Health Sciences, Reliv International and Mannatech Incorporated based on product offerings and sales pay structure. Our market share in the nutrition supplement industry is very small at this time.

We May Not Be Able To Identify And Successfully Consummate Any Future Acquisitions;Future Acquisitions May Disrupt Our Business And Deplete Our Financial Resources

We lack significant experience in identifying acquisition candidates in our industry and may not be able to identify future acquisition candidates. Further, even if we are able to identify potential acquisition candidates, we may have difficulty convincing such candidates to sell their businesses to us and consummating such acquisition transactions given our financial condition and operating history. Our failure to successfully consummate any acquisitions in the future may hinder our ability to grow our business, which could force us to curtail or cease our business operations.

Future Acquisitions May Disrupt Our Business And Deplete Our Financial Resources

Any future acquisitions we make could disrupt our business and seriously harm our financial condition. We intend to consider investments in complementary companies, products and technologies. We believe that any future success of our company will depend, in part, on our ability to anticipate changes in consumer preferences and either acquire or develop new products that adequately address such changes. Therefore, we may need to consider acquisitions of businesses, products and/or technologies even though we lack experience in identifying and consummating acquisitions and face business disruption with such acquisitions. While we have no current agreements to do so, we anticipate buying businesses, products and/or technologies in the future in order to fully implement our business strategy. In the event of any future acquisitions, we may:

* issue stock that would dilute our current stockholders' percentage ownership;
* incur debt;
* assume liabilities;
* incur amortization expenses related to goodwill and other intangible assets; or
* incur large and immediate write-offs.

The use of debt or leverage to finance our future acquisitions should allow us to make acquisitions with an amount of cash in excess of what may be currently available to us. If we use debt to leverage up our assets, we may not be able to meet our debt obligations if our internal projections are incorrect or if there is a market downturn. This may result in a default and the loss in foreclosure proceedings of the acquired business or the possible bankruptcy of our business.

Our operation of any acquired business will also involve numerous risks, including:

* integration of the operations of the acquired business and its technologies or products;
* unanticipated costs;
* diversion of management's attention from our core business;
* adverse effects on existing business relationships with suppliers and customers;
* risks associated with entering markets in which we have limited prior experience;
and
* potential loss of key employees, particularly those of the purchased organizations.

Investors Should Not Rely On An Investment In Our Stock For The
Payment Of Cash Dividends

We have not paid any cash dividends on our capital stock and we do not anticipate paying cash dividends in the future. Investors should not make an investment in our common stock if they require dividend income. Any return on an investment in our common stock will be as a result of any appreciation, if any, in our stock price.

There Are No Conclusive Studies Regarding The Medical Benefits Of
Nutritional Products

Many of the ingredients in our current products, and we anticipate in our future products, will be vitamins, minerals, herbs and other substances for which there is not a long history of human consumption. Although we believe all of our products to be safe when taken as directed by us, there is little experience with human consumption of certain of these product ingredients in concentrated form. In addition, we are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies, we could be adversely affected in the event any of our products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers. In addition, because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to consume our products as we suggest or other misuse or abuse of our products or any similar products distributed by other companies could have a material adverse effect on the results of our operations and financial condition.

Potential Effect Of Adverse Publicity

In the future, scientific research and/or publicity may not be favorable to the nutritional product market or any particular product, or may be inconsistent with any earlier favorable research or publicity. Future reports of research that are unfavorable to nutritional products could force us to curtail or cease our business operations. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of our products or any similar products distributed by other companies could have a material adverse effect on our operations. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products as directed. In addition, we may not be able to counter the effects of negative publicity concerning the efficacy of our products. Any such occurrence could have a negative effect on our operations and force us to curtail or cease our business operations.

Any Future Acquisitions Will Have To Develop New Products
In Order To Keep Pace With Changing Consumer Demands

The dietary supplement industry is highly competitive and characterized by changing consumer preferences and continuous introduction of new products. Our goal is to expand our portfolio of dietary supplement products through acquisition of existing companies and/or products serving niche segments of the industry. New products must be introduced in a timely and regular basis to maintain distributor and consumer interest and appeal to varying consumer preferences.

We believe that any future success of our company will depend, in part, on our ability to anticipate changes in consumer preferences and acquire, manage, develop and introduce, in a timely manner, new products that adequately address such changes. If we are unable to develop and introduce new products or if our new products are not successful, our sales may be adversely affected as customers seek competitive products. In the past, we have engaged in very limited research and development with respect to the development of new products, as indicated by our lack of research and development expenses. Our lack of experience in developing and introducing new products combined with our limited financial resources may prevent us from successfully developing and introducing any new products in the future. Any reduction in purchases or consumption of our existing products could force us to curtail or cease our business operations.

We Are Dependent On Our IBAs For Our Product Marketing Efforts

Our success and growth depend upon our ability to attract, retain and motivate our network of IBAs who market our products. IBAs are independent contractors who purchase products directly from us for resale and their own use.
IBAs typically offer and sell our products on a part-time basis and may engage in other business activities, possibly including the sale of products offered by our competitors. Typically, we have non-exclusive arrangements with our IBAs which may be canceled on short notice and contain no minimum purchase requirements. While we encourage IBAs to focus on the purchase and sale of our products, they may give higher priority to other products, reducing their efforts devoted to marketing our products. Also, our ability to attract and retain IBAs could be negatively affected by adverse publicity relating to us, our products or our operations. In addition, as a result of our network marketing program, the down-line organizations headed by a relatively small number of key IBAs are responsible for significant percentage of total sales. The loss of a significant number of IBAs, including any key IBA, for any reason, could adversely affect our sales and operating results, and could impair our ability to attract new IBAs. The loss of any IBAs could potentially reduce our sales and force us to curtail or cease our business operations. There is no assurance that our network marketing program will continue to be successful or that we will be able to retain or expand our current network of IBAs. Also, if our IBAs do not accept recent changes to our commission plan, our business may be adversely affected.

Government Regulation By The Food And Drug Administration And
Other Federal And State Entities Of Our Products Can Impact Our
Ability To Market Products

The manufacturing, processing, formulation, packaging, labeling and advertising of nutritional products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities, as well as of foreign countries, in which our products may be sold. We may incur significant costs in complying with these regulations. In the event we cannot comply with government regulations affecting our business and products, we may be forced to curtail or cease our business operations.

We market products that fall under two types of Food and Drug
Administration regulations: dietary supplements and personal care products. In general, a dietary supplement:

* is a product (other than tobacco) that is intended to supplement the diet that bears or contains one or more of the following dietary ingredients: a vitamin, a mineral, a herb or other botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total daily intake, or a concentrate, metabolite, constituent, extract, or combinations of these ingredients.
* is intended for ingestion in pill, capsule, tablet, or liquid form.
* is not represented for use as a conventional food or as the sole item of a meal or diet.
* is labeled as a "dietary supplement."

Personal care products are intended to be applied to the human body for cleansing,beautifying, promoting attractiveness, or altering the appearance without affecting the body's structure or functions.
Included in this definition are products such as skin creams, lotions, perfumes, lipsticks, fingernail polishes, eye and facial make-up preparations, shampoos, permanent waves, hair colors, toothpastes, deodorants, and any material intended for use as a component of a cosmetic product. The Food & Drug
Administration has a limited ability to regulate personal care products.

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

Dietary Supplements
* Calorad(r)
* Agrisept-L(r)
* Oxy-Up(r)
* Triomin
* Noni Plus(r)
* Iso-Greens(r)
* Definition(r) (drops)
* Essential Omega
* Prosoteine(r)

Personal Care Products
* Definition (r)(cream)

The processing, formulation, packaging, labeling and advertising of such products, however, are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission, the Consumer Products Safety Commission, the
Department of Agriculture and the Environmental Protection Agency. Our activities are also subject to regulation by various agencies of the states and localities in which our products are sold. Among other things, such regulation puts a burden on our ability to bring products to market. Any changes in the current regulatory environment could impose requirements that would make bringing new products to market more expensive or restrict the ways we can market our products.

No governmental agency or other third party makes a determination as to whether our products qualify as dietary supplements, personal care products or neither.
We make this determination based on the ingredients contained in the products and the claims we make for the products.

If The Federal Trade Commission Or Certain States Object To Our Product Claims And Advertising We May Be Forced To Give Refunds, Pay Damages, Stop Marketing Certain Products Or Change Our Business Methods

The Federal Trade Commission and certain states regulate advertising, product claims, and other consumer matters, including advertising of our products. In the past several years the Federal Trade Commission has instituted enforcement actions against several dietary supplement companies for false or deceptive advertising of certain products. We provide no assurance that:

* the Federal Trade Commission will not question our past or future advertising or other operations; or

* a state will not interpret product claims presumptively valid under federal law as illegal under that state's regulations.

Also, our IBAs and their customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the Federal Trade Commission or state or local consumer affairs offices. These agencies may take action on their own initiative or on a referral from IBAs, consumers or others. If taken, such actions may result in:

* entries of consent decrees;
* refunds of amounts paid by the complaining IBA or consumer;
* refunds to an entire class of IBAs or customers;
* other damages; and
* changes in our method of doing business.

A Complaint Based On The Activities Of One IBA, Whether Or Not Such Activities Were Authorized By Us, Could Result In An Order Affecting Some Or All IBAs In A Particular State, And An Order In One State Could Influence Courts Or Government Agencies In Other States

Our IBAs act as independent sales people and are not closely supervised by EYI or supervised by us at all. We have little or no control or knowledge of our IBAs' actual sales activities and therefore, we have little or no ability to ensure that our IBAs comply with regulations and rules regarding how they market and sell our products. It is possible that we may be held liable for the actions of our IBAs. Proceedings resulting from any complaints in connection with our IBAs' marketing and sales activities may result in significant defense costs, settlement payments or judgments and could force to curtail or cease our business operations.

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

The compensation structure of a network marketing organization is very complex.
Compliance with all of the applicable regulations and laws is uncertain because of:

* the evolving interpretations of existing laws and regulations, and
* the enactment of new laws and regulations pertaining in general to network marketing organizations and product distribution.

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

The Legality Of Our Network Marketing Program Is Subject
To Challenge By Our IBAsWe are subject to the risk of challenges to the legality of our network marketing organization by our IBAs, both individually and as a class. Generally, such challenges would be based on claims that our network marketing program was operated as an illegal "pyramid scheme" in violation of federal securities laws, state unfair practice and fraud laws and the Racketeer Influenced and Corrupt
Organizations Act. An illegal
pyramid scheme is generally a marketing scheme that promotes "inventory loading" and does not encourage retail sales of the products and services to ultimate consumers.
Inventory loading occurs when distributors purchase large quantities of non-returnable inventory to obtain the full amount of compensation available under the network marketing program. In the event of challenges to the legality of our network marketing organization by our IBAs, there is no assurance that we will be able to demonstrate that:

* our network marketing policies were enforced and
* the network marketing program and IBAs' compensation thereunder serve as safeguards to deter inventory loading and encourage retail sales to the ultimate consumers.

Proceedings Resulting From Claims Could Result In Significant
Defense Costs, Settlement
Payments Or Judgments, And Could Have A Material Adverse Effect On Us

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

A Large Portion Of Our Sales Is Attributable To Calorad

A significant portion of our net sales is expected to be dependent upon our Calorad product. Calorad has traditionally represented more than 65% of our net sales and, although we hope to expand and diversify our product offerings,
Calorad is expected to provide a large portion of our net sales in the foreseeable future. If Calorad loses market share or loses favor in the marketplace, our financial results will suffer.

Our Products Are Subject To Obsolescence

The introduction by us or our competitors of new dietary supplement or personal care products offering increased functionality or enhanced results may render our existing products obsolete and unmarketable. Therefore, our ability to successfully introduce new products into the market on a timely basis and achieve acceptable levels of sales has and will continue to be a significant factor in our ability to grow and remain competitive and profitable. In addition, the nature and mix of our products are important factors in attracting and maintaining our network of IBAs, which consequently affects demand for our products. Although we seek to introduce additional products, the success of new products is subject to a number of conditions, including customer acceptance. There can be no assurance that our efforts to develop innovative new products will be successful or that customers will accept new products.

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

We Have No Manufacturing Capabilities And We Are Dependent
Upon Nutri-Diem, Inc.
And Other Companies To Manufacture Our Products

We have no manufacturing facilities and have no present intention to manufacture any of our dietary supplement and personal care products. We are dependent upon relationships with independent manufacturers to fulfill our product needs. Nutri-Diem, Inc., a related party, manufactures and supplies more than 80% of our products. We have contracts with Nutri-Diem that require us to purchase set amounts of its manufactured products for at least the next five years and possibly the next ten years. It is possible that these contracts with Nutri-Diem, Inc. could become unfavorable, and we may not be able to use other manufacturers to provide us with these services if our terms with Nutri-Diem, Inc. become unfavorable. In addition, we must be able to obtain our dietary supplement and personal care products at a cost that permits us to charge a price acceptable to the customer, while also accommodating distribution costs and third party sales compensation. Competitors who do own their own manufacturing may have an advantage over us with respect to pricing, availability of product and in other areas through their control of the manufacturing process. In addition, because our agreement with Nutri-Diem, Inc. requires us to mandatory purchase minimums, we face that risk that we may receive purchase orders for sufficient amounts of product that will enable us to sell the quantities that we are required to purchase. In the event that this occurs, we will be forced to hold larger quantities of inventory, which could adversely affect our cash flow and our ability to pay our operating expenses. In addition, if we are forced to hold longer quantities of inventory, we face the risk that our inventory becomes obsolete with the passage of large amounts of time.

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

We Are Materially Dependent Upon Our Key Personnel And The Loss Of Such Key Personnel Could Result In Delays In The Implementation Of Our Business Plan Or Business Failure

We depend upon the continued involvement of Jay Sargeant, our President, Chief Executive Officer and Director, and Dori O'Neill, our Executive Vice President, Chief Operations Officer, Secretary, Treasurer and Director. As we are a developing company, the further implementation of our business plan is dependent on the entrepreneurial skills and direction of management. Mr. Sargeant and Mr. O'Neill guide and direct our activity and vision. This direction requires an awareness of the market, the competition, current and future markets and technologies that would allow us to continue our operations. The loss or lack of availability of these individuals could materially adversely affect our business and operations. We do not carry
"key person" life insurance for these officers and directors, and we would be adversely affected by the loss of these two key consultants.

We Face Substantial Competition In The Dietary Supplement And Personal Care Industry, Including Products That Compete Directly With Calorad

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

Depending On The Product Category, Our Competition Varies

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

We May Be Subject To Products Liability Claims And May Not Have Adequate Insurance To Cover Such Claims. As With Other Retailers, Distributors And Manufacturers Of Products That Are Designed To Be Ingested, We Face An Inherent Risk Of Exposure To Product Liability Claims In The Event That The Use Of Our Products Results In Injury

We, like any other retailers and distributors of products that are designed to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. With respect to product liability claims, we have coverage of $5,000,000 per occurrence and $5,000,000 in the aggregate. Because our policies are purchased on a year-to-year basis, industry conditions or our own claims experience could make it difficult for us to secure the necessary insurance at a reasonable cost. In addition, we may not be able to secure insurance that will be adequate to cover liabilities. We generally do not obtain contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification is limited by its terms and, as a practical matter, to the creditworthiness of the other party. In the event that we do not have adequate insurance or contractual indemnification, liabilities relating to defective products could require us to pay the injured parties' damages which are significant compared to our net worth or revenues.

We May Be Adversely Affected By Unfavorable Publicity Relating To Our Product Or Similar Products Manufactured By Our Competitors

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

Because We Have Few Proprietary Rights, Others Can Provide Products And Services Substantially Equivalent To Ours

We hold no patents. We believe that most of the technology used by us in the design and implementation of our products may be known and available to others. Consequently, others may be able to formulate products equivalent to ours. We rely on confidentiality agreements and trade s ecret laws to protect our confidential information. In addition, we restrict access to confidential information on a "need to know" basis. However, there can be no assurance that we will be able to maintain the confidentiality of our proprietary information. If our pending trademark or other proprietary rights are violated, or if a third party claims that we violate its trademark or other proprietary rights, we may be required to engage in litigation. Proprietary rights litigation tends to be costly and time consuming. Bringing or defending claims related to our proprietary rights may require us to redirect our human and monetary resources to address those claims.

We Often Use Our Securities As Consideration In Contracts Related To Our Operations

We often issue our securities as consideration in contracts related to our operations. We issued our securities in these transactions primarily because historically we have had insufficient cash to fund our operations. Over the past two years, we have issued 5,876,190 shares of our common stock and 2,700,000 stock options for consideration other than cash. As a result of such issuances, existing shareholders of EYI have experienced a dilutive impact o their ownership of our company.

We may be forced to issue additional securities of EYI in the future transactions in lieu for cash and shareholders would experience additional dilution.


ITEM 7. 	FINANCIAL STATEMENTS.


Report of Independent Registered Public
Accounting Firm

Financial Statements

Consolidated Balance Sheets as of December 31, 2004

Consolidated Statements of Operations and Comprehensive Loss
For the period from Inception to December 31, 2004

Consolidated Statement of Cash Flows
For the period from Inception to December 31, 2004

Statement of Stockholders' Deficiency
For the period from Inception to December 31, 2004

Notes to Financial Statements



Board of Directors
EYI Industries, Inc.
Surrey, British Columbia, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of EYI Industries, Inc. as of December 31, 2004, December 31, 2003 and June 30, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the periods then ended. These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an
opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EYI Industries, Inc.
as of December 31, 2004, December 31, 2003 and June 30, 2003 and the results of its operations, stockholders' equity and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, and a negative working capital position. These factors raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Williams & Webster
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 15, 2005



      EYI INDUSTRIES, INC.
      CONSOLIDATED BALANCE SHEETS

              ASSETS

                                <->   December 31, 2004     December 31, 2003        June 30, 2003    </->
                                                               (Restated)
      CURRENT ASSETS

          Cash                         $       33,018        $       52,075           $   16,184

         Restricted cash                      100,248               223,682              223,682

         Accounts receivable, net of allowance 45,806                52,323               26,596

         Related party receivables              4,996                 5,465                6,162

         Prepaid expenses                     857,170                28,600               36,484

         Inventory                         <->239,641               254,367              302,605</->

      <c>TOTAL CURRENT ASSETS            <->1,280,879               616,512              611,713<->

      OTHER ASSETS

      <c>Property, plant and equipment, net    60,336               143,439              160,611

      <c>Deposits                           <->24,361                  -                  10,406</->

      <c>TOTAL OTHER ASSETS                 <->84,697               143,439              171,017</->

      <c>INTANGIBLE ASSETS                  <->16,561                19,801               19,801</->

      <c>TOTAL ASSETS              $     <=>1,382,137             $ 779,752           $  802,531 </=>


      LIABILITIES AND STOCKHOLDERS' DEFICIT

      CURRENT LIABILITIES
      <c>Bank indebtedness        $           72,456           $    259,977          $   274,880

      <c>Accounts payable and accrued
         liabilities                       1,218,146                836,751              554,830

      <c>Accounts payable - related parties  590,146                689,367              545,075

      <c>Interest payable, convertible debt   10,616                   -                    -
      <c>Convertible debt- related party,
         net of discount                     379,724                   -                    -

      <c>Customer deposits                  -                         6,250               46,292
         Notes payable - related party  <->   90,000                 90,000                 - </->
      <c>TOTAL CURRENT LIABILITIES      <->2,361,120              1,882,345            1,421,077</->

                                                          Page 1


      <c>MINORITY INTEREST IN SUBSIDIARY<->$346,819                $468,877             $485,148</->

      STOCKHOLDERS' EQUITY DEFICIT
      Preferred stock, $0.001 par value; 10,000,000 shares
      authorized, no shares issued and
      outstanding                               -                      -                    -

      Common stock, $0.001 par value; 300,000,000 shares
      authorized, 162,753,292 148,180,670 and 118,045,603
      shares issued and outstanding, respectively
      <c>                                   162,753                 148,181              118,046

      <c>Discount on common stock              -                    (53,598)             (53,598)
      c>Additional paid - in capital        3,048,606                 827,972            484,281

      <c>Stock options and warrants       2,563,044                 128,385                  -

      <c>Subscription receivable            (15,000)                      -                  -


      <c>Accumulated deficit          <->(7,085,205)             (2,622,410)          (1,652,423)</->


      <c>TOTAL STOCKHOLDERS' DEFICIT  <->(1,325,802)             (1,571,470)          (1,103,694)</->



         TOTAL LIABILITIES AND STOCKHOLDERS'
         DEFICIT                    <->$  1,382,137                $779,752             $802,531</->

                  The accompanying notes are an integral part of these financial statements.

                                                          Page 2



EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		      Year Ended  	                Short Period Ended   Year Ended	        </C >
		<->   December 31, 2004                 December 31, 2003    June 30, 2003    </->

    REVENUE	             $ 6,229,029 	        $4,313,579          $14,390,049

    COST OF GOODS SOLD	   <-> 1,277,241 		   734,421 	      1,150,786</->

    GROSS PROFIT BEFORE
COMMISSION EXPENSE	       4,951,788 		 3,579,158 	     13,239,263

    COMMISSION EXPENSE	   <-> 2,486,970 	         2,111,379 	      9,360,920</->

    GROSS PROFIT AFTER COST OF GOODS
SOLD AND COMMISSION EXPENSE<-> 2,464,818 		 1,467,779 	      3,878,343</->

    OPERATING EXPENSES
   Consulting fees	       1,438,362 		   394,200 		765,580
   Legal and professional fees	 333,549 		   145,001 		354,356
   Customer service		 393,244 	           488,944 	      1,270,297
   Finance and administration  2,101,842 		   324,853 		835,008
   Sales and marketing		 154,638 		    92,834 		506,276
   Telecommunications		 501,599 		   231,318 		550,480
   Wages and benefits          1,296,801	  	   547,076	        959,526
   Warehouse expense	    <->  524,987 		   221,882 		282,252</->
   TOTAL OPERATING EXPENSES <->6,745,022 		 2,446,108 	      5,523,775</->

   LOSS FROM OPERATIONS    <->(4,280,204)		  (978,329)	     (1,645,432)</->

    OTHER INCOME (EXPENSES)
   Interest and other income      16,847 		     4,746 		  1,713
   Interest expense	        (308,572)		   (21,879)	        (12,792)
   Foreign currency gain
/(discount)		       <->20,379 		     9,205 		(16,697)</->
TOTAL OTHER INCOME (EXPENSES)<->(271,346)		    (7,928)		(27,776)</->

    NET LOSS BEFORE TAXES     (4,551,550)	          (986,257)	     (1,673,208)

    PROVISION FOR INCOME TAXES	<-> - 			      - 		   - </->

    NET LOSS BEFORE ALLOCATION
    TO MINORITY INTEREST      (4,551,550)	          (986,257)	     (1,673,208)

    ALLOCATION OF LOSS
    TO MINORITY INTEREST       <->88,755 		    16,270 	         28,752</->

    NET LOSS	           <=>$(4,462,795)		  $(969,987)	     $(1,644,456)</->

    BASIC AND DILUTED
    NET LOSS  PER COMMON SHARE<=>$(0.03)		$    (0.01)		  (0.01)</->

    WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK SHARES
    OUTSTANDING FOR BASIC AND
    DILUTED CALCULATION	  <=>157,060,345	       128,090,625	    118,045,603</->

                 The accompanying notes are an integral part of these financial statmements.
        						Page 3



EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

			             <->Common Stock</-> Additional
			             Number of 		 Paid-in    Discount on	 Subscription Option/  Retained
			          <->Shares      Amount  Capital    Common Stock Receivable   Warrants Earnings	  Total</->

    Stock issued for
cash on June 21, 2002		 23,026,200 	$23,026  $6,974     $ -   	 $  -         $  -      $  -      $30,000

   Contribution of assets,
liabilities and subsidiaries
acquired at June 30,2002         92,104,800 	 92,105    -	   (53,598)         -   	 - 	   - 	   38,507

   Net loss for period ended
June 30, 2002			<->  -   	   -   	   -   	      -   	    -            -       (7,967)   (7,967)</->

   Balance, June 30, 2002      115,131,000      115,131   6,974    (53,598)	    -   	 -       (7,967)   60,540

   Shares issued for cash in private
placement for $1.50 per share,
net of prorata share of private placement
fees of $61,206			 2,914,603 	 2,915  477,307       -   	    -   	 -   	   -      480,222

   Net loss for fiscal year ended
June 30, 2003 		       <->  -   	   - 	   -   	      -             -            -  (1,644,456)(1,644,456)</->

   Balance, June 30, 2003      118,045,603     118,046 	484,281   (53,598)	    -  		 -  (1,652,423)(1,103,694)

   Recapitalization and
share exchange (restated)       30,135,067      30,135  343,691       -   	    -         128,385     -       502,211

   Net loss for fiscal year ended
 December 31, 2003 		<-> -   		   -   	    -         -   	         -   	  -      (969,987)</->

   Balance, December 31, 2003
(restated)		      148,180,670      148,181  827,972   (53,598)	    -        128,385(2,622,410)(1,571,470)

   Common stock issued at $0.20 including
warrants less expenses
of $28,715                     1,466,455 	 1,466  146,930       -   	    -         70,844      -       219,240

   Stock issued at $0.165 per share
for cashless exercise of options in
form of foregone debt          3,200,000 	 3,200  524,800       -   	    -   	 -   	  -   	  528,000

   Stock issued for exercise of options
at $0.20 per share in lieu of payment
of legal fees	                 300,000 	   300 	 59,700       -   	    -   	 -   	  -        60,000


   Stock issued at $0.165 per share
for cash and promissory note for
exercise of options
   			      1,000,000 	 1,000  164,000       -   	 (15,000)	 -   	  -   	  150,000

   Common stock issued at $0.21 including
warrants 		      5,476,190 	 5,476  487,381       -             -        657,143 	  -     1,150,000

   Common stock issued at $0.21 including
warrants less expenses of$3,231 566,833 	   567   36,369       -             -         78,869 	  -       115,805

   Stock issued for exercise of options at $0.22 per share
   in lieu of consulting fees	 50,000 	    50   10,950       -             -           -         -        11,000

   Stock issued for deferred
financing costs		      1,300,000 	 1,300 	388,700       -   	    -   	-   	  -       390,000

   Adjustment to subsidiaries stock held by minority
  interest		        176,534 	   177 	 33,126       -   	    -   	-   	  -   	   33,303

   Stock issued at $0.28 per
share for consulting agreement  350,000 	   350 	 97,650       -   	    -           -   	  -   	   98,000

   Vested stock options issued for consulting at an
average price of $0.18 per share   -		    -	   -	      -   	    -       128,250       -       128,250

   Vested stock options issued for consulting at an
average price of $0.18 per share   -		    -	   -	      -		    -     1,078,277 	  -     1,078,277

   Stock issued at $0.165 per
share for cash and promissory note for
exercise of options	        36,360 	            36    7,236       -             -          - 	  -         7,272

   Stock issued for exercise of options at $0.08 per share
in lieu of consulting fees     200,000		   200	 15,800	      -   	    -          -   	  -   	   16,000

   Stock issued for exercise of options at $0.08 per share
in lieu of consulting fees    250,000 		   250	 19,750       -   	    -          -	  -   	   20,000

   Stock issued for exercise of options at $0.11 per share
by the CEO		      200,250		   200	 31,841       -   	    -       (10,013)	  -   	   22,028

   Cancellation of discount
on common stock			 -   		    -   (53,598)    53,598 	    -          -   	  -   	     -

   Beneficial conversion of
convertible debt		 -   		    -   250,000       -   	    -          -   	  -   	  250,000

   Vested stock options issued
for compensation and consulting at an average
price of $0.12 per option	 -   		    -      -   	      -   	    -     1,087,900       -   	1,087,900

   Cancelled stock options issued for
compensation and consulting at an average price
of $0.19 per option		 -   		    -      -   	      -   	    -      (656,612)	 -   	 (656,612)

   Net loss for period ended
December 31, 2004	     <-> -   		    -      -          -     	    -         -    (4,462,795) (4,462,795)</->

   Balance,
December 31, 2004    <=> 162,753,292 	     $162,753 $3,048,606     $-      $(15,000)	$2,563,043$(7,085,205)$(1,325,802)</=>

                           The accompanying notes are an integral part of these financial statements.

	                                              Page 4

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


						      Twelve Months Ended   Short Period Ended
						     <->December 31, 2004   December 31, 2003</->
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
   Net loss					             $(4,462,795)      $  (969,987)
   Loss allocated to minority interest			     <->  88,755 	   (16,270)</->
							  <-> (4,551,550)         (986,257)</->
   Adjustments to reconcile net loss
   to net cash used by operating activities:
   Depreciation and amortization			          87,054            36,756
   Stock and warrants issued for employee compensation
and consulting					               1,735,814 	      -
   Stock issued for deferred financing costs		         390,000 	      -
   Stock issued for options exercised in lieu
of consulting and legal fees					 207,000              -
   Beneficial conversion of convertible debt
of convertible debt				  	         250,000 	      -
   Decrease (increase) in:
   Related party receivables				             469 	       697
   Accounts receivable				                   6,517           (25,727)
   Prepaid expenses				                 221,430 	     7,884
   Inventory				                          14,726 	    48,237
   Deposits				                         (24,361)	      -
   Increase (decrease) in:
   Accounts payable and accrued liabilities			 392,043 	   273,549
   Accounts payable - related parties				 450,808	   194,292
   Customer deposits				               <->(6,250)	   (40,042)</->
   Net cash used by operating activities		     <->(826,300)	  (490,611)</->

   CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
   Decrease/(increase) in restricted cash			 123,434 	      -
   Decrease (increase) in property, plant, and equipment	   ( 711) 	   (19,584)
   Increase in security deposit					<-> -   	    10,407</->
   Net cash provided by investing activities		      <->122,723 	    (9,177)</->

   CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
   Net change in bank indebtedness				(187,521)	   (14,904)
   Cash received through recapitalization			    -   	   550,583
   Issuance of stock, net of private placement costs & warrants	 492,316 	      -
   Net proceeds from convertible debt			      <->379,725 	      - </->
   Net cash provided by financing activities		      <->684,520 	   535,679</->

   Net increase in cash and cash equivalents			 (19,057)	    35,891

   CASH - Beginning of Year				       <->52,075 	    16,184</->

   CASH - End of Period					     <=>$ 33,018 	 $  52,075</=>

   SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest expense paid					$ 47,956 	 $     -
   Income taxes paid					        $   -   	 $     -

   NON-CASH INVESTING AND FINANCING TRANSACTIONS:
   Stock and warrants issued for employee compensation
and consulting					              $1,735,814         $     -
   Stock issued for options exercised in lieu of debt	      $	 646,028 	 $     -
   Stock issued for options exercised in lieu of consulting
and legal fees                                                $	 207,000 	 $     -
   Stock and warrants issued for prepaid expenses	      $1,150,000 	 $     -
   Stock issued for financing fees			      $	 390,000 	 $     -
   Beneficial conversion of convertible debt		      $	 250,000 	 $     -

           The accompanying notes are an integral part of these financial statements.

        					Page 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Essentially Yours Industries, Inc. (hereinafter "EYI"), was incorporated on June 21,
2002 in the State of Nevada. The main business activities of Essentially Yours Industries, Inc. were acquired through a merger with the former entity, Burrard Capital, Inc., and other entities described in Note 4 concerning EYI's reorganization . On
December 31, 2003, EYI entered into a share exchange agreement of its stock with Safe ID Corporation ("Safe ID"). This transaction was accounted for as a share exchange and recapitalization.
(See Note 3). As a result of this transaction, Safe ID has changed its name to EYI Industries, Inc. ("the Company") and is acting as the parent holding company for the operating subsidiaries.

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

The Company has four wholly owned subsidiaries. The first subsidiary is Halo Distribution LLC (hereinafter "Halo"), which was organized on January 15, 1999, in the State of Kentucky. Halo is the distribution center for the Company's product in addition to other products. The second subsidiary is RGM International Inc., which was incorporated on July 3, 1997, in the State of Nevada. RGM International Inc. is a dormant investment company, which owns one percent of Halo. The third subsidiary is Essentially Yours Industries (Canada)Inc. (hereinafter "EYI Canada"), which was organized on September 13, 2002, in the province of British Columbia, Canada. EYI Canada markets health and wellness care products for use in Canada. The fourth subsidiary is 642706 B.C. Ltd., doing business as EYI Management, which was organized on February 22, 2002, in the province of British
Columbia, Canada. EYI Management provides accounting and marketing services to the consolidated entity.

In addition, the Company owns approximately 98% of Essentially Yours Industries, Inc. ("EYII"), incorporated on June 21, 2002 in the State of Nevada. EYII markets health and wellness care products for use in USA. The Company also owns 51% of World Wide Buyers' Club Inc., a Nevada corporation, which was organized by a joint venture agreement effective May 6, 2004. (See Note 6.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of EYI Industries, Inc., is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.


Accounting Method
The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Pronouncements-Recent

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends
Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions."
This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of
Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards
Board issued a revision to Statement of Financial
Accounting Standards No. 123R, "Accounting for Stock
Based Compensation." (hereinafter "SFAS NO. 123R").
This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. The Company has previously adopted SFAS No. 123 and the fair value of accounting for stock options and other equity instruments. The Company has determined that there was no impact to its financial statements from the adoption of this statement.


In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.
Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact from the adoption of this statement.

Accounts Receivable and Bad Debts
The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. At December 31, 2004, the Company recorded an allowance of $16,321 to cover balances over 60 days. At December 31,
2003 and June 30, 2003, the Company determined that no allowance was required although writeoffs in the amounts of $26,408 and $0 respectively were charged to bad debt expense in these two periods then ended.

Advertising Expenses
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred.
The Company's advertising expenses were $18,937, $75,135 and $29,072, for the year ended
December 31, 2004, short period ended December 31, 2003 and year ended June 30, 2003, respectively.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash
Restricted cash includes deposits held in a reserve account in the amount of $100,248, $223,682, and $223,682 at December 31, 2004, December 31,
2003, and June 30, 2003 respectively. Such deposits are required by the bank as protection against unfunded charge backs and returns of credit card transactions.

Compensated Absences
Employees of the Company are entitled to paid vacation, and sick days, depending on job classification, length of service, and other factors. The Company accrued vacation pay in the amounts of $60,186, $38,882, and $38,976 at December 31, 2004, December 31, 2003, and June 30, 2003
respectively.

Concentration of Credit Risk
The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at December 31, 2004, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $248.

Cost of Sales
Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with service revenues and marketplace business.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging
Activities".  These statements
establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At December 31, 2004, December 31, 2003, and June 30, 2003, the
Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as inclusion of the common stock equivalents would be dilutive.

Estimates
The proces of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.
Such estimates primarily relate to unsettles transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2004, December 31, 2003, and June 30, 2003.

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

As the Company's functional currency is the U.S. dollar, and all translation gains and losses are transactional, the Company has no assets with value recorded in Canadian dollar and there is no recognition of other comprehensive income in the financial statements.

Foreign Currency Valuation and Risk Exposure
While the Company's functional currency is the U.S. dollar and the majority of its operations are in the United States, the Company maintains its main office in Surrey, British Columbia.
The assets and liabilities relating to the Canadian operations are exposed to exchange rate fluctuations. Assets and liabilities of the Company's foreign operations are translated into U.S.
dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rate during the period.
The net effect of exchange difference arising from currency translation is disclosed as a separate component of stockholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 121, "Accounting for Impairment of Long-lived
Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2004.

Income Taxes
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109". This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company's consolidated financial statement or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities results in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such an asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. (See Note 14).

Inventories
The Company records inventories at the lower of cost or market on a first-in, first-out basis.

Long-lived Assets
In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets".   This standard establishes a single accounting model
for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. For the year ended December 31, 2004, short period ended December 31, 2003, and year ended June 30, 2003 no impairments have been identified.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. (See Note 7)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated.

Revenue Recognition
 The Company is in the business of selling nutritional products in two categories; dietary supplements and personal care products. Sales of personal care products represent less than 5% of the overall revenue and therefore is not classified separately in the financial statements. The Company recognized revenue for product sales when the products are shipped and title passes to customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted $190,340, $161,040 and $314,971 for the year ended December 31, 2004, the short period ended December 31, 2003 and year ended June 30, 2003 respectively.

Segment Information
The Company adopted Statement of Financial Accounting
Standards No. 131, "Disclosures about Segments of an
Enterprise and Related Information," (hereafter "SFAS No. 131") which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. (See Note 17.)

Stock Options and Warrants Granted to Employees and Non-Employees Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Statement of Financial Accounting Standards No. 123"), defines a fair value-based method of accounging for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital of approximately $1,080,242 and an accumulated deficit incurred through December 31, 2004.
The Company also limited cash resources and a history of recurring losses.
These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 - SHARE EXCHANGE AGREEMENT

On December 31, 2003, Essentially Yours Industries, Inc. completed a share exchange agreement with Safe ID
Corporation ("Safe ID) and changed its name to EYI
Industries, Inc. Under the terms of the agreement, the Company issued 30,153,067 shares of its common stock to the shareholders of Safe ID. In relation to this agreement and plan of recapitalization, the Company authorized a 1 for
7.6754 exchange rate of the originally issued and outstanding Essentially Yours Industries, Inc. shares. All references in the accompanying financial statements and notes to the common shares and per share amounts have been restated to reflect the reverse stock split. The Company also approved an increase in the number of its authorized common stock shares to 300,000,000 when in the months prior to the finalization of this agreement, the registrant prior to the recapitalization sold approximately $550,000 of common stock and warrants as part of private placement. These stock sales were in anticipation of this agreement and recapitalization, and as such, are reflected as financing cash flows.

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

NOTE 4 - REORGANIZATION

On May 27, 2002, Mr. Jay Sargeant, a shareholder of Essentially Yours Industries, Corp. ("EYI Corp.") agreed to acquire all of the shares of the Essentially Yours Industries, Inc. ("EYII"), along with the transfer agreement, license agreement, and agency appointment agreement as described below, in settlement of amounts owed to him. As part of this transaction, EYI Corp. agreed to provide to EYII the services outlined in a management agreement. These agreements became effective on June 30, 2002. EYII owns ninety-nine percent of Halo Distributions LLC ("HALO"). The other one percent of HALO is owned by RGM International, Inc. ("RGM"), a former subsidiary of EYI Corp., which was transferred to Mr. Sargeant as additional consideration.

On June 30, 2002, the shareholder of EYII exchanged all of the outstanding shares of EYII for 12,000,000 common shares of Burrard Capital Inc ("Burrard"). Concurrent with this transaction, EYII was merged into Burrard with Burrard emerging as the surviving entity. The combined entity was renamed Essentially Yours Industries, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of EYII with EYII as the acquirer. Prior to this merger, EYII and RGM were considered to be dormant companies, with the activities of HALO being consolidated directly with EYII Corp. although the legal ownership was vested in EYII and RGM. Therefore, the losses from HALO operations and the other economic impacts prior to June 30, 2002 are considered to be the separate activity of EYI Corp.

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

NOTE 5 - ACCOUNTS RECEIVABLE AND CREDIT RISK

Accounts receivable at December 31, 2004, December 31,
2003 and June 30, 2003 consist primarily of amounts due from third parties for distribution services provided by Halo and direct retail clients of EYII.

NOTE 6 - JOINT VENTURE AGREEMENT

On May 28, 2004, the Company entered into a joint venture agreement with World Wide Buyers' Club Inc. ("WWBC") and
Supra Group, Inc. ("SG") Pursuant to the terms of the joint venture agreement, the Company and SG agree to form WWBC, a Nevada corporation, owned 51% by the Company and 49% by SG. The purpose of the agreement is jointly market and distribute products of SG using the Company's existing distribution system in the United
States.  The term of the agreement is 10 years commencing
May 6, 2004. As of December 31, 2004, there has been no economic activity between the Company, SG, or WWBC.

NOTE 7 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over three to seven years. The following is a summary of property, equipment and accumulated depreciation at December 31, 2004, December 31, 2003 and June 30, 2003:

	     <->   December 31, 2004	         December 31, 2003	        June 30, 2003    </->
	    <->   Cost Accumulated Depreciation Cost  Accumulated Depreciation Cost Accumulated Depreciation    </->
   Warehouse
   equipment  $223,927	$207,525	    $223,927	   $175,353	    $223,927  $159,359

   Furniture
   and fixtures	18,698	  18,083	      18,698	     15,453	      18,527   414,074
   Computer Equipment
   & Software  115,392	  83,995	     115,392	     40,265	      95,527   422,756
   Office
   equipment	 3,510	   3,410	       3,510	      2,909	       3,510     2,616
   Leasehold
   improvements<->32,523  20,696	      32,523	     16,631	      32,523    14,598    </->
   Total	 394,050<=>$333,714</=>	     394,050	<=>$250,610</=>	 <=>$374,014</=><=>$213,403</=>
   Less:
   accumulated
   depreciation<->333,544	             250,611	                     213,403	</->
   Total property,
   plant and
equipment net<=>  $60,336	            $143,439	                     160,611</=>

Depreciation expense for the periods ended December 31, 2004, December 31, 2003, and June 30, 2003, was $56,154,
$36,756 and $50,888 respectively.

NOTE 8 - CONVERTIBLE LOANS PAYABLE

On June 2, 2004, the Company issued to Cornell Capital
Partners, LP  a 5% secured convertible
debenture in the principal amount of $250,000 with a term of two years and accrued interest at 5%. The debenture is convertible into our common stock at a price per share equal to the lessor of (a) 120% of the closing bid price by the second anniversary date of issuance or (b) 100% of the lowest daily volume weighted average price for the 30 days immediately prior to conversion.

One June 24, 2004, the Company received the 250,000
loan less related expenses of approximately $65,000 which has been allocated as discount on debt and will be amortized over a two year period. The convertible securities are guaranteed by the assets of the Company. Under the agreement, the Company is required to keep available common stock duly authorized for issuance in satisfaction of the convertible. The conversion amount will be the face amount of the convertible plus interest at the rate of 5% per annum from the closing date of June, 2004 to the conversion date, which is the date on which the Company receives a notice of conversion from the investor exercising the right to convert the convertible into common shares of the Company. The convertible will automatically convert into common stock on the second anniversary date of issuance. The terms of the debt does not require regular monthly payments.

On September 24, 2004, the Company issued to
Cornell Capital Partners, LP ("Cornell") a
5% secured convertible debenture in the principal amount of $250,000 with a term of two years and interest at 5%. The debenture is convertible into our common stock at a price per share equal to the lessor of
(a) 120% of the closing bid price by the second anniversary date of issuance or (b) 100% of the lowest daily volume weighted average price for the 30 days immediately prior to conversion. On
September 27, 2004, the Company re-assigned
$245,000 of this debenture to Taib Bank, E.C.
and reassigned $5,000 of debenture B to an individual. Under the debenture agreement, the Company's failure to issue unrestricted, freely tradable common stock to Cornell or Taib Bank or the Individual upon conversion after the registration statement filed pursuant to this transaction has been declared effective would be considered an event of default, thereby entitling Cornell to accelerate full repayment of the convertible securities then outstanding.
Under the agreement, the Company is required to maintain available common stock duly authorized for issuance in satisfaction of the convertible.
(See Note 11)

One September 24, 2004 the Company received the
250,000 loan less related expenses of
approximately $55,000 which has been allocated as discount on debt and will be amortized over a two year period. The convertible securities are guaranteed by the assets of the Company.
Under the agreement, the Company is required to keep available common stock duly authorized for issuance in satisfaction of the convertible.
The conversion amount will be the face amount of the convertible plus interest at the rate of 5% per annum from the closing date of September, 2004 to the conversion date, which is the date on which the Company receives a notice of conversion from the investor exercising the right to convert the convertible into common shares of the Company. The convertible will automatically convert into common stock on the second anniversary date of issuance. The terms of the debt do not require regular monthly payments.

The convertible debentures contained a beneficial conversion feature computed at its intrinsic value that was the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt was convertible, multiplied by the number of shares into which the debt was convertible at the commitment date. Since the beneficial conversion feature was to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or $250,000, was recorded as an interest expense and a component of stockholders' equity on the balance sheet date.

Standby Equity Distribution Agreement
In June, 2004, the Company entered into a standby equity distribution agreement with Cornell Capital
Partners, LP ("Cornell"). Pursuant to this agreement, Cornell will purchase up to $10,000,000 of the Company's common stock through a placement agent over a two-year period after the effective registration of the shares. In addition, the Company issued 1,300,000 shares of its common stock to Cornell and the placement agent upon the inception of the standby equity distribution agreement. The $390,000 value of these shares was recognized as a period expense due to the fact that the 1,300,000 shares have been deemed to be fully earned as of the date of the agreement.

NOTE 9 - INTANGIBLE ASSETS

Intangible assets consist of rights, title, and interest in and to the contracts with the Company's independent business associates as well as the rights and licenses to trademarks and formula for the Company's primary products. These rights and licenses were obtained from the Company's former parent Company pursuant to a transfer agreement, as well as from the Company's primary shareholder. (See Notes 4 and 9).

Trademarks and Formulas
Costs relating to the purchase of trademarks and formulas were capitalized and amortized using the straight-line method over ten years, representing the estimated life of the assets.

The following is a summary of the intangible assets at December 31, 2004 and December 31, 2003:

	               <->Cost	Accumulated 	Net</->
   Balance, December            Amortization $19,801
   31, 2003	     $21,601	(1,800)
   Activity in last
   twelve months		(3,240)
   Balance, December <->                             </->
   31, 2004	 <=> $21,601	(5,040)	     $16,561    </=>

NOTE 10 - BANK INDEBTEDNESS

Bank indebtedness consists of checks written in excess of funds on deposit. The underlying bank is used as an impress account with automatic transfers from the Company's general account as checks are presented.

NOTE 11 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2004, December 31, 2003, and June 30,
2003, the Company has not issued any preferred stock.

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

On December 31, 2003, the Company completed an acquisition agreement with Safe ID, and at the completion of the merger, the Company changed its name from Essentially Yours Industries,
Inc. to EYI Industries, Inc. In connection with this reverse merger, the Company issued 30,153,067 shares of its common stock and warrants to the shareholders of Safe ID. This acquisition was valued at $502,211. See Note 3 and 13. This transaction resulted in a discount on common stock of $53,398.
See Note 12.

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

On April 1, 2004, the Company entered into a consulting agreement that granted the consultant, Daniel Matoes, 2,000,000 stock options and requires the payment of a consulting fee of $16,667 each month. The consultant will use the monthly sum to acquire shares of the Company by exercising the options once they vested on October 1, 2004. As at December 31, 2004, the consultant has not exercised these options.

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

On April 20, 2004, an officer of the Company exercised
3,200,000 options at $0.165 per share at the aggregate exercise price of $528,000. The options were paid in the form of foregone debt owed to the officer by the Company. (See Note 13)

On May 4, 2004 the Company issued 5,476,190 common shares to Eyewonder, Inc. ("Eyewonder") at a price of $0.21 per share, pursuant to the terms of the Letter Agreement dated May 4, 2004. The issuance of the 5,476,190 of common shares has been determined to be a prepaid expense due to the conditions of the agreement stating that the shares are fully paid in exchange for Eyewonder's role and work in creating and managing an advertising and promotional on-line campaign for the Company. Eyewonder Inc. also received 5,476,190 warrants exercisable at a price of $0.30 per share for a period of five years from the date of issuance. In addition, on execution of the agreement, the Company agreed to issue options to purchase 1,100,000 shares of the Company's common stock at a price of $0.22 per share to certain individuals designated by Eyewonder. The total amount of prepaid expense in the amount of $1,050,000 is being expensed over three years, the life of the contract. In the period ending September 30, 2004, the Company has expensed $145,834 on this contract.

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

During the quarter ended June 30, 2004, the Company received $115,805 from the private placement sale of 566,833 shares of common stock at $0.21 per share. In addition, the purchasers of the shares received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.30 per share for a period of two years. (See Note 13)

During the period ended June 30, 2004, the Company issued 1,300,000 shares of its common stock as an incentive.

During the quarter ended June 30, 2004,
management determined that 176,534 shares were no longer allocated to shares held by the minority interest of Essentially Yours
Industries, Inc. The Company determined that the number of shares incorrectly held by the minority interest had the effect of understating the number of common shares outstanding and corrected the error by properly allocating the 176,534 shares to common shares outstanding. The shares were determined to have the value of approximately $0.19 per share for a total increase in stockholders equity in the amount of $33,303.

During the quarter ended June 30, 2004,
the Company began expensing stock options granted to various employees and consultants in accordance with SFAS 123 recognition and measurement provisions as amended by SFAS 148.
The Company recognized a period expense of $1,202,452 for all vested stock options as of 12/31/04.

On June 24, 2004 and September 24, 2004, the Company obtained two disbursements related to convertible debt financing with Cornell Capital (the "investor"), and this transaction created a beneficial conversion feature for the investor. The Company expensed
$250,000 in anticipation of the conversion of debt to common shares. (See Note 8)

On July 1, 2004, the Company issued 100,000 stock options at $0.26 per share to consultants in exchange for services. The options will vest at 50% on October 1, 2004 and 50% on October 1, 2005.

On July 6, 2004, an employee of the Company exercised 36,360 options at $0.20 per share.
The options were paid by cash in the amount of $7,272.

On September 30, 2004, the Company issued 2,650,000 stock options at $0.11 per share to various consultants and an employee. These options vested immediately upon issuance. (See Note 13)

On October 13, 2004, 250,000 options were exercised at $0.08 per share for an exercise price of $20,000.
The options were paid in the form of lieu of legal fees owed to a legal firm by the Company. The Company computed the number of options issued in this transaction based on the estimate fair market value of the Company's common stock on the dates of issuance.

On November 1, 2004, the Company issued 250,000 stock options at $0.20 per share to a consultant. These options vest 50% on February 1, 2005 and 50% on February 1, 2006.

On December 27, 2004, the Company issued 1,050,000 stock options at $0.08 per share to various consultants and employees. These options vested immediately upon issuance.

On December 27, 2004, two officers agreed to terminate
3,200,000 stock options each that were previously granted to them in April 2004.

On December 27, 2004, an employee agreed to terminate
100,000 stock options that were previously granted to her in April 2004.

During the quarter ended December 31, 2004, 200,000 options were exercised at $0.08 per share for an exercise price of $16,000. The options were paid in the form of lieu of legal fees owed to a legal firm by the Company. The Company computed the number of options issued in this transaction based on the estimate fair market value of the Company's common stock on the dates of issuance.

On December 31, 2004, 200,250 options were exercised at $0.11 per share for an exercise price of $22,028.
The options were paid in the form of lieu of debt owed to the CEO of the Company by the Company. The
Company computed the number of options issued in this transaction based on the estimate fair market value of the Company's common stock on the dates of issuance.

On December 31, 2004, the Company elected to close the discount on common stock account in the amount of $53,598 to additional paid in capital account.
(See Note 12.)

NOTE 12 - DISCOUNT ON COMMON STOCK

As a result of the share
exchange agreement between Safe ID and Essentially
Yours Industries, Inc., a discount on common stock was recorded in the amount of $53,598 to reflect the partial deficit in the par value of the stock received in the share exchange. This is the result of the recorded par value of the stock exceeding the original value of the assets exchanged. On December 28, 2004, the Company closed the discount on common stock account to the additional paid-in capital account.

NOTE 13 - COMMON STOCK OPTIONS AND WARRANTS

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No.
123"), defines a fair value-based method of accounting for stock options and other equity instruments. The
Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options and warrants for the period ended December 31, 2004;
estimated risk-free interest rate of 4%, estimated volatility of between 144% and term of two years.

Warrants

Warrants and Prior Year Adjustment
During the period ended June 30, 2004, the Company determined that an additional 916,667 warrants from the reverse acquisition and share exchange with Safe ID Corporation had not been properly determined and valued at the date of the change of control nor at December 31, 2003. A correction of an error was made and is reflected in the financial statements.
The warrants were valued at $45,833. The additional paid-in-capital was reduced by $45,833 and warrants accounted for in the equity section was increased by the same. There was no effect on total stockholders' equity or reported losses or deficits.

During the period ended December 31, 2004, the Company received $115,805 from the private placement sale of 566,833 shares of common stock.
In addition, the purchasers of the shares received warrants to purchase one additional share of common stock for each share purchased, exercisable at $0.30 per share for a period of two years.
The fair value of the warrants issued as part of the private placement was determined to be $78,869.

During the period ended march 31, 2004, the Company received $219,240 less expenses, from the private placement sale of 1,466,455 shares of common stock.
In addition, the purchasers of the shares received warrants to purchase one additional share of common stock for each share purchased. Of these warrants
857,143 are exercisable at $0.30 per share for a period of two years. The fair value of the warrants issued as part of the private placement was determined to be $78,869.

On May 4, 2004, the Company issued 5,476,190 common shares to Eyewonder, Inc. ("Eyewonder") at a price of $0.21 per share, pursuant to the terms of a letter agreement dated May 4, 2004. Eyewonder Inc.
also received 5,476,190 warrants exercisable at a price of $0.30 per share for a period of five years from the date of issuance. (See Note 11).

Stock Options
During the period ending December 31, 2004, the Company's board of directors approved the Stock
Compensation Program to allow up to 25,000,000 shares of stock to be issued under the program.
Subsequent to the board of directors approval, this plan was approved by the shareholders. This plan enables the Company to grant stock options to directors, officers, employees and eligible consultants of the Company. There was no Company stock option plan in effect prior to 2004.

During the period ended December 31, 2004, the Company granted stock options to purchase a total of 24,934,000 shares of common stock to its employees, directors, and consultants.
The options were granted from $0.08 to $0.26 per share. The Company recognized an expense to services and consulting of $1,202,452 during the period ending December 31, 2004 for all vested options.

Following is a summary of the status of the stock options during the year ended December
31, 2004:


	                 Number of Shares    Weighted Average
		                             Exercise Price
   Outstanding at             -                      -
   December 31, 2003
   Granted		  24,934,000               $ 0.15
   Exercised	          (5,186,610)	           $ 0.16
   Forfeited	              -	                   $  -
   Options outstanding
   at December 31, 2004	  19,747,390	           $ 0.14
   Options exercisable
   at December 31, 2004	  16,950,390	           $ 0.13
   Weighted average fair
   value of options granted
   in 2004	                                   $ 0.13

   Summarized information about stock options outstanding and exercisable at
   December 31, 2004 is as follows:


	       <->   Options Outstanding    </->
   Exercise                               Weighted Average  Weighted Average
<->   Price Range	  Number of Shares        Remaining Life    Exercise Price    </->
   $0.08-$0.26       19,747,390           2.00              $0.14

                    Options Exercisable  Weighted Average  Weighted Average
   Exercise             Number of Shares  Remaining Life    Exercise Price    </->
<->   Price Range          16,950,390           2.00           $0.13
   $0.11-$0.22

	        <->   Number of Warrants Weighted Average Average Exercise    </->
   Outstanding                           Remaining Life       Price
   and exercisable	 2,751,746	      2               $0.11

NOTE 14 - INCOME TAXES

The significant components of the deferred tax asset at December 31, 2004, December 31, 2003 and June 30, were as follows:

                      <->   December 31, 2004      December 31, 2003   June 30, 2003    </->
   Net operating loss
   carryforward                 $7,082,270              2,563,500        1,564,279
   Deferred tax asset:          $2,407,972                871,590          531,855
   Less valuation allowance
   for tax asset             <->(2,407,972)              (871,590)        (531,855)    </->
Net deferred tax asset        <=>$  -                       $ -              $ -     </=>

At December 31, 2004, December 31, 2003, and
June 30, 2003, the Company has net operating loss carryforwards of approximately $7,082,270,
$2,563,500, and $1,564,279 respectively, which
expire in the years 2022 through 2024. The change in the allowance account from December
31, 2003 to December 31, 2004 was $1,536,382.

The Company's subsidiaries in Canada are required to file income tax returns in British Columbia, Canada. The losses from operations are allocated to both United
States and Canadian operations.


NOTE 15 - COMMITMENTS AND CONTINGENCIES

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


From June 1, 2004 to May 31, 2005	$3,964,000

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

As of the date of these financial statements, the purchase requirements have not been made and it has been determined by the Company to be a remote possibility that the licensor will enforce the minimum purchase requirements, therefore, there has not been an accrual made to the financial statements to reflect any estimated liability pertaining to this agreement due to the fact that the maximum time period to make a claim expired prior to the issuance of the financial statements.

Lease Payments
The Company has operating lease commitments for its premises, office equipment and an automobile. The minimum annual lease commitments are as follows:

Year ended December 31,       Minimum Amount

2005				262,805
2006				276,739
2007				182,432
2008				135,000
2009				140,000
2010				145,000
2011				150,000

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

Subsidy Agreements

During the year months ended December 31, 2004, the Company entered into subsidy agreements with three related parties in which the Company agreed to pay a guaranteed amount of $2,500 per week to each party for sales and marketing services. This subsidy is in lieu of all commissions earned by each of these three individuals.

Standby Equity Distribution Agreement

On June 22, 2004, the Company entered into a two-year standby equity distribution agreement with Cornell Capital Partners LP ("Cornell").
Pursuant to this agreement, Cornell will purchase up to 10,000,000 shares of the Company's common stock through a placement agent. The Company issued 1,300,000 shares of its common stock to Cornell and the placement agent upon the inception of this agreement. The $390,000 value of these shares was based on the fair market value of the shares on the date of the contract and is recognized as a period expense due to the fact that the 1,300,000 shares have been deemed to be fully earned as of the date of the agreement. (See Note 5).

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

NOTE 16 - RELATED PARTY NOTE PAYABLE

The Company issued two promissory notes, for a total of $90,000 in December 2003. The notes are unsecured, non-interest bearing and are payable upon demand.

NOTE 17 - CONCENTRATIONS

Bank Accounts
The Company maintains its cash accounts in a two commercial bank. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United
States. The Company also maintains funds in commercial banks in Vancouver, British
Columbia, in which funds in U.S. dollars are not insured. At December 31, 2004,
December 31, 2003, and June 30, 2003, a
total of $248, $140, and $1,675,
respectively, was not insured.

Economic Dependence
During the year, the Company purchased
approximately 90% of its products for resale from one company, Nutri-Diem Inc., which is the sole supplier of the Company's flagship product Calorad. Pursuant to a purchase agreement, the Company is subject to minimum purchases per annum. See Note 13.

NOTE 18 - SEGMENT REPORTING

The Company is organized into two reportable segments - EYI Industries, Inc. and Halo.
The two segments have different strategic goals and are managed separately. EYI
Industries, Inc., the first reportable
segment, is a selling and marketing company.
The second reportable segment, Halo,
operating as a distribution center, derives approximately 90% of its activities from distributing products for the Company and its subsidiaries.

The following tables present information about the two segments for December 31, 2004, December 31, 2003 and June 30, 2003:

       	               <->Year ended December 31, 2004</->
	           <->EYI Industries Inc.</-><->Halo</-><->Eliminations</><->Consolidated</->
   External Revenue  <=>$6,085,731</=>	  <=>  $143,298</=>   <=>-</=>	   <=>$6,229,029
   Operating Loss    <=>$(4,078,763)</=> <=> $(201,441)</=>  <=>-</=>	   <=>$(4,280,204)
   Loss Before Income
Taxes              <=>  $(4,462,795)</=><=>  $(201,441)</=>  <=>-</=>	   <=>$(4,035,922)
   Depreciation	        <=>  $12,749</=>	  <=>  $43,405</=>   <=>-</=>	       <=>$56,155
   Interest Expense   <=>   $308,572</=>	 <=>    $-</=>   <=>-</=>	       <=>$308,572
   Identifiable Assets<=>  $1,304,818</=>	 <=>  $60,758</=>   <=>-</=>	      <=>$1,365,576
   Intangible Assets	<=> $16,561</=>			                       <=>$16,561
   Total Assets		 		                                      <=>$802,531</=>

       	               <->Six months ended December 31, 2003</->
	           <->EYI Industries Inc.</-><->Halo</-><->Eliminations</><->Consolidated</->
   External Revenue  <=>$4,218,961</=>	  <=>  $94,618</=>   <=>-</=>	   <=>$4,313,579
   Operating Loss    <=>$(892,673)</=> <=> ($85,656)</=>  <=>-</=>	   <=>$(978,329)
   Loss Before Income
Taxes              <=>  $(900,601)</=><=>  $(85,656)</=>  <=>-</=>	   <=>$(986,257)
   Depreciation	     <=>  $13,792</=>	=>  $22,964</=>   <=>-</=>	       <=>$-
   Interest Expense   <=>   $21,879</=>	 <=>    $-</=>   <=>-</=>	       <=>$-
   Identifiable Assets<=>  $547,334</=>	 <=>  $160,542</=><=>-</=>	      <=>$707,876
   General Corporate Assets				                       <=>$19,801
   Total Assets		 		                                      <=>$727,677</=>

       	               <->Year ended June 30, 2003</->
	           <->EYI Industries Inc.</-><->Halo</-><->Eliminations</><->Consolidated</->
   External Revenue  <=>$14,306,684</=>	  <=>  $83,365</=>   <=>-</=>	   <=>$14,390,049
   Operating Loss    <=>$(1,526,387)</=> <=> $(119,045)</=>  <=>-</=>	   <=>$(1,645,432)
   Loss Before Income
Taxes              <=>  $(1,554,163)</=><=>  $(119,045)</=>  <=>-</=>	   <=>$(1,673,208)
   Depreciation	        <=>  $9,093</=>	  <=>  $41,795</=>   <=>-</=>	       <=>$50,888
   Interest Expense   <=>   $11,272</=>	 <=>    $1,520</=>   <=>-</=>	       <=>$12,792
   Identifiable Assets<=>  $584,655</=>	 <=>  $160,542</=>   <=>-</=>	      <=>$782,730
   General Corporate Assets				                       <=>$19,801
   Total Assets		 		                                      <=>$802,531</=>

The accounting policies for the two reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its operating segments based on operating income.

NOTE 19 - RELATED PARTY TRANSACTIONS

On May 27, 2002, Mr. Jay Sargeant, a shareholder of Essentially Yours Industries, Corp. ("EYI Corp.")
agreed to acquire all of the shares of the Essentially
Yours Industries, Inc. ("EYII"), along with the transfer agreement, license agreement, and agency appointment agreement, in settlement of amounts owed to him. As part of this transaction, EYI Corp. agreed to provide to EYII the services outlined in a management agreement.
These agreements are more fully described in Note 4.

The Company acquired, through agreements with Essentially
Yours Industries, Corp. ("EYI Corp"), the rights, title, and interest in and to the contracts with the Company's
Independent Business Associates as well as the rights and licenses to trademarks and formula for the Company's primary products. Expanded details are explained in Note 9.

Accounts payable to related parties represents amounts due to the president and chief executive officer for services preformed during the last year as well as to other related parties and the company with which they have a signed management agreement. These payables are non-interest bearing and non-collateralized. See Note 16.

See note 15 regarding subsidy agreements with related parties.

During the year, the Company purchased approximately
90% of its products for resale from one company, Nutri-Diem Inc., which is owned in part by a director of the Company. See Note 15.


NOTE 19 - SUBSEQUENT EVENTS

On January 3, 2005, 642706 B.C. Ltd dba EYI Management signed a seven year lease with Golden Plaza Company to lease the premises at 7865 Edmonds St., Burnaby, B.C. The premise has a rentable area of 12,200 sq feet.

On February 9, 2005, two officers agreed to terminate
3,200,000 stock options each that were previously granted to them on December 27, 2004.

On February 9, 2005, the Company issued 6,000,000 stock options at a price of $0.06 per share to an employee and two consultants. These stock options vest immediately.

On February 10, 2005, the Company loaned an employee
$180,000 in order for her to exercise 3,000,000 stock options. This loan is secured by a Promissory Note and a Loan Agreement.

On February 14, 2005, the Company agreed through a
Bonus Share Agreement, to compensate Janet Carpenter with 800,000 shares of common stock at a deemed price of $0.05 as consideration for her pledge of shares to secure the Secured Promissory Note with Cornell Capital.

On February 24, 2005, the Company entered into a Secured
Promissory Note with Cornell Capital in which the Company received $200,000 less expenses. The Promissory Note has interest of 12% and is due 60 days after the date of the note.

On February 24, 2005, a Pledge and Escrow Agreement was signed between Janet Carpenter, Cornell Capital and David Gonzalez whereas Janet Carpenter has pledged her 3,000,000 shares to guarantee the Secured Promissory
Note between EYI and Cornell Capital.

On February 24, 2005, a Guaranty Agreement was signed between Janet Carpenter and Cornell Capital in which Janet Carpenter has agreed to guarantee the conditions of the Secured Promissory Note.

On March 3, 2005, a consultant agreed to terminate
250,000 stock options granted to him on October 13, 2004.

On April 4, 2005, Cornell Capital Partners, LP entered into an Assignment Agreement in which the Debenture dated
June 22, 2004 in the principal amount of $250,000 given by the Company to Cornell Capital Partners, LP was reassigned to TAIB Bank, E.C.

On April 4, 2005, Cornell Capital Partners, LP entered into an Assignment Agreement in which the Debenture dated June 22, 2004 in the principal amount of $50,000 given by the Company to Kent Chou was reassigned to TAIB Bank, E.C.

On April 4, 2005, the Company entered into a
Redemption Agreement with TAIB Bank, E.C. to confirm that the Company would not seek to modify, alter, renegotiate or otherwise cause any such action that would cause the termination of the Standby Equity
Agreement ("SEDA") dated June 22, 2004 with Cornell
Capital Partners, LP. The Company agreed that the first use of proceeds obtained from the use of the SEDA will immediately redeem the Debenture with TAIB Bank.



NOTE 20  RESTATEMENT

During the quarter ended June 30, 2004, management determined that 176,534 shares were no longer allocated to shares held by the minority interest of Essentially Yours Industries, Inc. The Company determined that the number of shares incorrectly held by the minority interest had the effect of understating the number of common shares outstanding and corrected the error by properly allocating the 176,534 shares to common shares outstanding. The shares were determined to have the value of approximately $0.19 per share for a total increase in stockholders equity in the amount of $33,303. The financial statements have been restated to reflect the appropriate minority interest.


NOTE 21 - SUBSEQUENT EVENTS

On January 3, 2005, 642706 B.C. Ltd dba EYI Management signed a seven year lease with Golden Plaza Company to lease the premises at 7865 Edmonds St., Burnaby, B.C. The premise has a rentable area of 12,200 sq feet.

On February 9, 2005, two officers agreed to terminate 6,400,000 stock options originally granted at $0.08 per share on December 27, 2004.

On February 9, 2005, the Company issued 6,000,000 stock options at a price of $0.06 per share to an employee and two officers. These stock options vest immediately.

On February 10, 2005, the Company loaned an employee $180,000 in order for her to exercise 3,000,000 stock options. This loan is secured by a Promissory Note and a Loan Agreement.

On February 14, 2005, the Company agreed through a Bonus Share Agreement, to compensate Janet Carpenter with 800,000 shares of common stock at a deemed price of $0.05 as consideration for her pledge of shares to secure the Secured Promissory Note with Cornell Capital.

On February 24, 2005, the Company entered into a Secured Promissory Note with Cornell Capital in which the Company received $200,000 less expenses. The Promissory Note has interest of 12% and is due 60 days after the date of the note.

On February 24, 2005, a Pledge and Escrow Agreement was signed between Janet Carpenter, Cornell Capital and David Gonzalez whereas Janet Carpenter has pledged her 3,000,000 shares to guarantee the Secured Promissory Note between EYI and Cornell Capital.

On February 24, 2005, a Guaranty Agreement was signed between Janet Carpenter and Cornell Capital in which Janet Carpenter has agreed to guarantee the conditions of the Secured Promissory Note.

On March 3, 2005, a consultant agreed to terminate 250,000 stock options granted to him on October 13, 2004.

On April 4, 2005, Cornell Capital Partners, LP entered into an Assignment Agreement in which the Debenture dated June 22, 2004 in the principal amount of $250,000 given by the Company to Cornell Capital Partners, LP was reassigned to TAIB Bank, E.C.

On April 4, 2005, Cornell Capital Partners, LP entered into an Assignment Agreement in which the Debenture dated June 22, 2004 in the principal amount of $5,000 given by the Company to Kent Chou was reassigned to TAIB
 Bank, E.C.

On April 4 2005 the Company entered into a Redemption Agreement with TAIB Bank E.C. to confirm that the Company would not seek to modify, alter, renegotiate or otherwise cause any such action that would cause the termination of the Standby Equity Agreement ("SEDA") dated June 22, 2004 with Cornell Capital Partners, LP. The Company agreed that the first use of proceeds obtained from the use of the SEDA will immediately redeem the Debenture with TAIB Bank.





ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.		 CONTROLS AND PROCEDURES.

(A) Evaluation Of Disclosure Controls And Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officerand principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved.
Our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscalquarter, our principal executive officer and principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

ITEM 8B.		 OTHER INFORMATION.

None.

PART III

ITEM 9. 	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of our officers and directors, their present positions with our company, and their biographical information.

   Name	        Age     Position with the Company	      Date First Elected or Appointed
Jay Sargeant	57	President, Chief Executive          Director, Chief Executive Officer
 		        Officer and Director		    and President since December 31,2003

Dori O'Neill	45      Executive Vice-President, Treasurer Executive Vice-President, Treasurer,
	                Chief Operations Officer, Secretary Chief Operations Officer, Secretary
                        and Director	                    and Director since December 31, 2003
Rajesh Raniga	39	Chief Financial Officer	            Chief Financial Officer since
                                                            December 31, 2003
Bruce Nants	54	Director    	                    Director since March 1, 2004

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

Dori O'Neill. Mr. O'Neill has been our Executive Vice President,
Chief Operations Officer and a member of our Board of Directors since December 31, 2003. From 1997 to June 2002, Mr. O'Neill served as a
Vice President and a member of the Board of Directors of Essentially Yours Industries Corp., a Canadian Federal corporation and our Affiliate, from December 2001 to June 2002. From 1994 through 1998 Mr. O'Neill was a self-employed consultant.

Bruce Nants. Mr. Nants has been a member of our Board of Directors since March 1, 2004. Mr. Nants is an attorney and has practiced since 1978 as a sole practitioner.

Rajesh Raniga. Mr. Raniga has been our Chief Financial Officer since December 31, 2003. Mr. Raniga is a Certified General Accountant. From 1989 to present Mr. Raniga has practiced with Delves Freer Anderson Raniga Caine as a general partner. In his private practice, prior to joining us, he specialized in auditing publicly-listed companies as well as acquisitions and mergers. He has also sat on the Board of Directors and served as the Chief Financial Officer of Uniserve Communications Services Inc., an internet service provider l isted on the TSX Venture Exchange in Canada.





Family Relationships
There is no family relationship between any of our officers or directors.

TERMS OF OFFICE

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors does not maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our Board of Directors has determined that we do not presently have a director who meets the definition of an "audit committee financial expert." We believe that the cost related to appointing a financial expert to our Board of
 Directors at this time is prohibitive.

Our Board of Directors presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached to our Annual Report on Form 10-KSB filed with the SEC on April 14, 2004.
If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2004 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and            Number          Transactions Not Known Failures
Principal Position  of Late Reports Timely Reported  to File a Required Form


Jay Sargeant
President, Chief Executive   3             3             -
Officer, and Director


Dori O'Neill
President, Chief
Operations Officer,          5	           5	         -
Secretary, Treasurer
and Director

Michel Grise                 1	           1	         -
10% shareholder


ITEM 10. 	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain summary information concerning the compensation paid or accrued for each of EYI's last three completed fiscal years to EYI's or its principal subsidiaries' Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2004, the end of EYI's last completed fiscal year) (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE


	                              Annual Compensation	          Long Term Compensation      All
   Name/Title   Year   Salary   Bonus   Other Annual Compensation Restricted  Options/LTIP payouts Other
                                                         Stock Awarded SARs   ($)	  Compensation
Jay Sargeant(1)
President,
CEO and
Director
            2004  --	 --	 $240,000 (2)	 --      --     --  4,200,000   --   	    --
	    2003  --	 --	 $240,000 (2)	 --      --	--	--	--          --
	    2002  --	 --	  $20,000 (2)	 --	 --	--	--      --          --

Dori O'Neill(3)	Chief
Operations
Officer,
Secretary,
Treasurer
And Director2004 --	 --	 $240,000 (4)	 --	--	--  7,400,000               --
    	    2003 --	 --	 $180,000 (4)	 --	--	--	--                  --
	    2002 --	 --	  $30,000 (4)	 --	--	--	--                  --



Notes:
(1)Mr. Sargeant was appointed as our President and Chief Executive Officer on December 31, 2003.
(2)We paid management consulting fees to Flaming Gorge, Inc., a private company controlled by Mr. Sargeant, our President, CEO and director, for his management of the operation of the company and our subsidiaries, reporting to the Board of Directors, and appointing managers to oversee certain departments. Mr. Sargeant was compensated at the rate of $20,000 per month, on a month to month basis commencing November 5, 2002. The agreement was for an initial five-year term, which is automatically renewable upon expiry of the five-year period on a year-to-year basis. Effective January 1, 2004, we extended the consulting agreement of Mr. Sargeant for an additional five years.
(3)Mr. O'Neill was appointed as our Executive Vice-President, Chief Operations Officer,Secretary, Treasurer on December 31, 2003.
(4)We paid management consulting fees to O'Neill Enterprises Inc., a private company controlled by Mr. O'Neill, our Executive Vice-President, COO, Secretary, Treasurer and director, for the management of day to day activities and operations of the company and our subsidiaries. Mr. O'Neill was compensated at the rate of $15,000 per month, on a month to month basis commencing November 5, 2002. The agreement was for an initial five-year term, which is automatically renewable upon expiry of the five-year period on a year-to-year basis. Effective January 1, 2004, we increased the consulting fees payable to Mr. O'Neill to $20,000 per month, and extended the term by five years.

STOCK OPTION GRANTS IN THE LAST FISCAL YEAR

The following table contains information regarding options granted during the yearended December 31, 2004 to EYI's
Named Executive Officers.

OPTION/SAR GRANTS TABLE

   Name   	   No. Of Securities Underlying   % Total Options/SARs    Exercise or Base    Expiration
                 Options/SARS Granted (#)     Granted to Employees     Price               Date
                                              in year ended December   ($ perShare)
					      31 2004%

Jay Sargeant        3,200,000(1)              3.1%                      0.19               04/30/06
President, Chief    1,000,000                                           0.11               09/30/06
Executive Officer   3,200,000(1)                                        0.08               12/27/06
and Director

Dori O'Neill        3,200,000(2)              17.95%                    0.165              04/04/06
Chief Operations    3,200,000(1)                                        0.19               04/30/06
Officer,            1,000,000                                           0.11               09/30/06
Secretary,          3,200,000(1)                                        0.08               12/27/06
Treasurer
and Director




(1)	On December 27, 2004, our board of directors approved the re-pricing of 3,200,000 options
issued to Mr. O'Neill and 3,200,000 options issued to Mr. Sargeant.   The 6,400,000 options were
cancelled on December 27, 2004 and 3,200,000 options were issued on December 27, 2004 to each of
Mr. O'Neill and Mr. Sargeant to replace their cancelled options. The new options have a $0.08 exercise price and expire December 27, 2006.
(2)	The 3,200,000 options were exercised on April 21, 2004

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following table contains information regarding options exercised in the year ended December
31, 2004, and the number of shares of common stock underlying options held as of December 31,
2004, by EYI's Named Executive Officers.


AGGREGATED OPTIONS/SAR EXERCISES
IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTIONS/SAR VALUES



  	 	  	 	  	 	   Number of Securities Underlying  	    Value of Unexercised
  	 	   Shares  	     	 	Unexercised Options/SARs  	 	In-the-Money Options/SARs
  	 	Acquired on  	Value  	 	at FY-End  	 	at FY-End
  	 	Exercise  	Realized  	(#)  	 	       ($)
   Name  	   (#)  	($)  	 	Exercisable  	 	Unexcersiable  	 	Exercisable  	Unexercsiable

Jay Sargeant
President,
Chief Executive
Officer and
Director  	200,250  	$22,027	 	3,999,750	 	--  	 	         --  	 	   --




Dori O'Neill
Chief  Operations Officer, Secretary,
Treasurer  and Director
	 	3,200,000      $528,000    	4,200,000    	 	--      	 	 --      	    --




REPRICING OF OPTIONS

During the year ended December 31, 2004, our board of directors approved the re-pricing of: (i) options to purchase 3,200,000 shares of our common stock granted in favor of Mr.
Sargeant, our president and chief executive officer on April 30, 2004 at a price of $0.19; and (ii) options to purchase
3,200,000 shares of our common stock granted in favor of Mr. O'Neill, our president and chief executive officer on April 30, 2004 ata price of $0.19. The option price was reduced to $0.08 per share in order that the exercise price was more reflective of the then current trading price of our common stock and in order to provide a continuing performance incentive. The 6,400,000 options were cancelled on December 27, 2004 and 3,200,000 options were issued on December 27, 2004 to each of Mr. O'Neill and Mr. Sargeant to replace their cancelled options. The new options have a $0.08 exercise price and expire December 27, 2006.

COMPENSATION ARRANGEMENTS

Compensation of Directors

All of our directors receive reimbursement for out-of-pocket expenses for attending Board of Directors meetings. From time to time we may engage certain membersof the Board of Directors to perform services on behalf of the Company and may compensate such persons for the performance of those services.

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

In November 2002, we entered into a consulting agreement with O'Neill Enterprises, Inc., a company controlled by Dori O'Neill, our Executive Vice President, Chief Operations Officer, Secretary, Treasurer and a member of our Board of Directors. Pursuant to the agreement, we agreed to pay $15,000 per month in consideration of management consulting services provided by Mr. O'Neill to us. This agreement automatically renews on a year-to-year basis at the end of the initial five (5) year term. Effective January 1, 2004, we increased the consulting fees payable to O'Neill Enterprises, Inc., to $20,000 per month for management consulting services provided by Mr. O'Neill to us.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about the beneficial ownership of our common stock as of April 8, 2005, by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group.

   Title of Class     Name and Address    Amount and Nature       Percentage
                   of Beneficial Owner of Beneficial Ownership of Common Stock(1)

Directors and Executive Officers

Common Stock	  Jay Sargeant	           93,472,157	         55.5%
	          3324 Military Avenue     Direct
                  Los Angeles,California   and Indirect(2)

Common Stock	  Dori O'Neill	           12,934,884	          6.3%
	          6520 Walker Avenue       Direct
                  Burnaby,British Columbia and Indirect (3)
                  Canada

Common Stock	  Bruce Nants	           560,000 shares            *
                  1999 West Colonial Dr.   Direct
	          Suite 211                and Indirect(6)
                  Orlando, Florida

Common Stock	  Rajesh Raniga	           700,000 shares	     *
	          13357-56 Avenue          Direct
                  Surrey, British Columbia and Indirect(7)
                  Canada

Common Stock	  All Directors and Executive
                  Officers 	           102,717,041	           62.1%
	          as a Group (Four Persons)Direct and Indirect

Holders of More than 5% of Our Common Stock

Common Stock	 Barry Larose	            23,643,302 shares(4)   14.2%
	         20080 84th Avenue          Direct and Indirect
                 Langley, British Columbia
                 Canada	Indirect

Common Stock	 Michel Grise	            17,971,748 shares(5)   10.8%
	         489 Rue Du Massif          Direct and Indirect
                 Mont St-Hilaire QC

Common Stock	Jay Sargeant	            91,972,157	           55.5%
	        3324 Military Avenue        Direct and Indirect(2)
                Los Angeles, California

Common Stock	Dori O'Neill	            10,434,884	            6.3%
	        6520 Walker Avenue          Direct and Indirect (3)
                Burnaby, British Columbia
                Canada

*	Represents less than 1%.
(1)	Applicable percentage of ownership is based on 165,520,535 shares of common stock outstanding as of April 8, 2005 together with securities exercisable or convertible into shares of common stock within 60 days of
December 14, 2004 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 8, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	The shares are held as follows: (i) 50,000 shares are held by
Northern Colorado, Inc., a company controlled by Mr. Sargeant; (ii)
65,477,302 shares are held in the Jay Sargeant Trust, of which Mr.
Sargeant is the Trustee. Mr. Sargeant has granted to the beneficiaries named in the trust the right to receive any cash distributions on the shares and has agreed to add to the trust corpus any stock dividends or shares granted in respect of, or in exchange for, the shares currently held in the trust.  Mr. Sargeant retains the right to vote and dispose of the shares or amend the trust at any time; (iii) 26,397,236 shares are held by Mr. Sargeant beneficially as a named beneficiary under the trust; and (iv) 1,500,000 shares which may be acquired by Mr. Sargeant on exercise of incentive stock options within 60 days of April 8, 2005.
 Mr. Sargeant acquired 47,619 shares as an investor in the Rule 506
Private Placement.  Mr. Sargeant purchased each share at a price of
$0.21 with a warrant at $0.30.
(3)	Consists of 3,066,500 shares of our common stock held by Dori
O'Neill directly, 7,368,384 shares held by Mr. O'Neill indirectly under the Jay Sargeant Trust, and 2,500,000 shares which may be acquired by
Mr.O'Neill on exercise of incentive stock options within 60 days of April
8, 2005.  Mr. O'Neill is a named beneficiary of the Jay Sargeant Trust, and is therefore an indirect beneficial owner, with respect to 7,368,384 shares.  Under the trust, Mr. O'Neill has the right to receive any cash distributions on the shares, but Jay Sargeant, as the settlor of the Trust, has retained the right to vote and dispose of the shares, and to revoke or amend the trust at any time.
(4)	Barry LaRose is a named beneficiary of the Jay Sargeant Trust, and is therefore an indirect beneficial owner, with respect to 23,643,302 shares.  Under the Trust, Mr. LaRose has the right to receive any cash distributions on the shares, but Jay Sargeant, as the settlor of the Trust, has retained the right to vote and dispose of the shares and to revoke or amend the trust at any time.
(5)	Michel Grise is a named beneficiary of the Jay Sargeant Trust, and is therefore an indirect owner, with respect to 17,195,966 shares.  Under the trust, Mr. Grise has the right to receive any cash distributions on the shares, but Jay Sargeant, as the settlor of the Trust, has retained the right to vote and dispose of the shares and to revoke or amend the trust at any time.
(6)	Consists of 60,000 shares held directly by Mr. Nants and 500,000 shares which may be acquired by Mr. Nants on exercise of incentive stock options within 60 days of April 8, 2005.
(7)	Consists of 250,000 shares held directly by Mr. Raniga and 450,000 shares which may be acquired by Mr. Raniga on exercise of incentive stock options within 60 days of April 8, 2005.



Security Ownership of Management

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year. On February 17, 2004, our board of directors approved the Stock
Compensation Program (the "Plan"). The Plan became effective on March 30, 2004. Under the Plan, options to purchase up to 25,000,000 shares of our common stock may be granted to our employees, officers, directors, and eligible consultants of our company. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors. Options granted become exercisable and expire as determined by the Board of Directors.



EQUITY COMPENSATION PLAN INFORMATION AS AT DECEMBER 31, 2004

   Plan Category    Number of securities     Weighted-average          Number of securities
                to be issued upon         exercise price of outstanding remaining available for
                exercise of outstanding   options, warrants and rights  issuance under equity
                options, warrants and     (b)                           compensation plans
                rights (a)                                              (excluding securities
                                                                        reflected in column (a)
                	                                                (c)
Equity Compensation    Nil                       N/A                       N/A
Plans approved by
security holders

Equity Compensation   19,747,390              $0.14 per share	            5,252,610
Plans not approved
by security holders

Total    	      19,747,390              $0.14 per share    	    5,252,610





Stock Compensation Program

On February 17, 2004, we established our Stock Compensation Program. The purpose of the Plan is to advance the interests of our company and our stockholders by strengthening our ability to obtain and retain the services of the types of employees, consultants, officers and directors who will contribute to our long term success and to provide incentives which are linked directly to increases in stock value which will inure to the benefit of all our stockholders. The Plan is administered by our Board of Directors or by a committee of two or more non-employee directors appointed by the Board of Directors
(the "Administrator"). Subject to the provisions of the Plan, the Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. Options granted under the Plan may be either "incentive stock options," which qualify for special tax treatment under the Internal Revenue Code of 1986, as amended, (the "Code"), nonqualified stock options or restricted shares.

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

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

* Any of our directors or officers;
* Any person proposed as a nominee for election as a director;
* Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
* Any of our promoters; and
* Any relative or spouse of any of the foregoing persons who has the same house as such person.
In November 2002, we entered into a consulting agreement with O'Neill Enterprises, Inc., a company controlled by Dori O'Neill, our Executive Vice President, Chief Operations Officer, Secretary, Treasurer and a member of our Board of Directors. Pursuant to the agreement, we agreed to pay $15,000 per month in consideration of management consulting services provided by Mr.
 O'Neill to us. This agreement automatically renewed on a year-to-year basis at the end of the initial five (5) year term. Effective January 1, 2004, we increased the consulting fee payable to Mr. O'Neill to $20,000 per month with a five year extension.

In November 2002, we entered into a consulting agreement with Flaming
Gorge, Inc., a company controlled by Jay Sargeant, our President, Chief Executive Officer and a member of our Board of Directors. Pursuant to the agreement, we agreed to pay $20,000 per month in consideration of management consulting services provided by Mr. Sargeant to us. This agreement automatically renewed on a year-to-year basis at the end of the initial five (5) year term. Effective January 1, 2004, we extended the consulting agreement of Mr. Sargeant for an additional five year extension.

On May 27, 2002, pursuant to a Declaration of Trust and the revised First Amendment to Trust Agreement dated December 23, 2003, Jay Sargeant, agreed that in the event he becomes the owner of stock in EYI Nevada, and/or RGM International, Inc., a Nevada corporation, he will hold stock in trust for the below listed persons. As at December 31, 2004 Mr. Sargeant held 11,970,000 shares of common stock of EYI Nevada, allocated as follows:


NAME            NUMBER OF SHARES NUMBER OF SHARES AFTER EXCHANGE
Jay Sargeant	3,439,200	 26,397,236
Barry LaRose	3,080,400	 23,643,302
Michel Grise	2,240,400	 17,195,966
Dori O'Neill	960,000	          7,368,384
Thomas Viccars	960,000	          7,368,384
Kristan Sargeant480,000	          3,684,192
Rena Davis	240,000	          1,842,096
Donna Keay	180,000	          1,381,572
Janet Carpenter	180,000	          1,381,572
Shauna Browne	120,000	            921,048
Harnek Chandi	90,000	            690,786



During the year ended December 31, 2004, we purchased approximately 90% of our products for resale from Nutri-Diem Inc., a company owned in part by a director of our company.

In January 2004, entered into a consulting agreement with Rajesh Raniga to act as our Chief Financial Officer on a month to month basis for consideration of $150 per hour with a minimum charge of $2,000 per month and 250,000 shares of our common stock. In January, 2004, we issued 250,000 shares of restricted common stock to Rajesh Raniga Inc. for prior consulting services provided to EYI. Mr. Raniga became our chief financial officer on January 1, 2004.


ITEM 13. 	EXHIBITS.

(a) Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles of Incorporation
dated December 29, 2003.(11)
3.3	Certificate of Amendment to Articles of Incorporation
dated December 31, 2003.(11)
3.4	Bylaws.(1)
3.5	Amended Bylaws. (12)
10.1	Consulting Agreement, dated as of November 5, 2002, between
Essentially Yours Industries, Inc., a Nevada corporation, and
Flaming Gorge, Inc.(1)
10.2	Consulting Agreement, dated as of November 5, 2002, between
Essentially Yours Industries, Inc., a Nevada corporation, and O'Neill Enterprises, Inc.(1)
10.3	First Amendment to Trust Agreement dated December 23, 2003,
between Jay Sargeant and twelve named trust beneficiaries, revising the terms of the Declaration of Trust dated as of May 27, 2002, between
Jay Sargeant and twelve named trust beneficiaries.(5)
10.4	Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, A Nevada corporation, and certain shareholders of EYI Industries, Inc., A Nevada corporation.(5)
10.5	Stock Compensation Program(4)
10.6	Consulting Agreement dated December 27, 2003 between
Rajesh Raniga Inc. and Safe ID Corporation.(6)
10.7	Consulting Agreement dated January 1, 2004 between EYI
Industries, Inc. and O'Neill Enterprises Inc.(6)
10.8	Consulting Agreement dated January 1, 2004 between EYI
Industries, Inc. and Flaming Gorge, Inc. (6)
10.9	Addendum to the Distribution and License Agreement
between Essentially Yours Industries, Inc. and Nutri-Diem Inc.
dated April 30, 2004.(6)
10.10	Letter Agreement dated May 4, 2004 between Eye Wonder, Inc.
and EYI Industries, Inc.(6)
10.11	Letter Agreement dated May 4, 2004 between Eye Wonder, Inc.
and EYI Industries, Inc.(6)
10.12	Standby Equity Distribution Agreement, dated June 22, 2004
by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.13	Registration Rights Agreement, dated June 22, 2004 by and
between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.14	Escrow Agreement, dated June 22, 2004 by and between EYI
Industries, Inc. and Cornell Capital Partners, LP(6)
10.15	Placement Agent Agreement, dated June 22, 2004 by and
between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.16	Compensation Debenture, dated June 22, 2004(7)
10.17	Securities Purchase Agreement, dated June 22, 2004 by and
between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.18	Investor Registration Rights Agreement, dated June 22, 2004
by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.19	Security Agreement, dated June 22, 2004 by and between EYI
Industries, Inc. and Cornell Capital Partners, LP(6)
10.20	Irrevocable Transfer Agent Instructions, dated June 22, 2004, by and among EYI Industries, Inc., Cornell Capital Partners, LP and Corporate Stock Transfer(6)
10.21	Escrow Agreement, dated June 22, 2004 by and among EYI
Industries, Inc., Cornell Capital Partners, L.P. and Butler Gonzalez, LLP(6)
10.22	Form of Secured Convertible Debenture(6)
10.23	Form of Warrant(7)
10.24	Letter Agreement dated May 25, 2004 between EYI Industries, Inc.
and Source Capital Group, Inc.(8)
10.25	Lease Agreement dated May 1, 2003 among 468058 B.C. Ltd.,
642706 B.C. Ltd., Essentially Yours Industries Corp., and Essentially
Yours Industries, Inc. (8)
10.26	Amendment to Lease Agreement dated January 9, 2004 between
Business Centers, LLC and Halo Distribution, LLC. (8)
10.27	Subsidy Agreement dated July 23, 2004 between Essentially
Yours Industries, Inc. and Winslow Drive Corp. (8)
10.28	Subsidy Agreement dated July 23, 2004 between Essentially
Yours Industries, Inc. and Premier Wellness Products. (8)
10.29	Subsidy Agreement dated July 23, 2004 between Essentially
Yours Industries, Inc. and Stancorp. (8)
10.30	5% Secured Convertible Debenture dated September 24, 2004
between EYI Industries, Inc. and Cornell Capital Partners, LP(8)
10.31	5% Secured Convertible Debenture dated September 27, 2004
between EYI Industries, Inc. and Kent Chou(8)
10.32	5% Secured Convertible Debenture dated September 27, 2004
between EYI Industries, Inc. Taib Bank, E.C.(8)
10.33	Assignment Agreement dated September 27, 2004 between
Cornell Capital Partners, LP and Taib Bank, E.C. (8)
10.34	Assignment Agreement dated September 27, 2004  between
Cornell Capital Partners, LP and Kent Chou(8)
10.35	Joint Venture Agreement dated May 28, 2004 between EYI
Industries, Inc.,  World Wide Buyer's Club Inc. and Supra Group, Inc.(9)
10.36	Indenture of Lease Agreement dated January 3, 2005
between Golden Plaza Company Ltd., 681563 B.C. Ltd., and 642706
B.C. Ltd.(10)
10.37	Consulting Services Agreement dated March 5, 2004 between
EYI Industries, Inc. and EQUIS Capital Corp.(13)
10.38	Letter dated May 25, 2004 between Source Capital Group,
Inc. and EYI Industries, Inc.(14)
10.39	Consulting Agreement dated April 1, 2004 between EYI
Industries, Inc. and Daniel Matos(14)
10.40	Loan Agreement between Janet Carpenter and EYI Industries,
 Inc.,  dated February 10, 2005
10.41	Promissory Note dated February 10, 2005 between Janet
Carpenter and EYI Industries
10.42	Bonus Share Agreement between Janet Carpenter and EYI
Industries, Inc. dated February 14, 2005
10.43	Pledge and Escrow Agreement dated February 24, 2005
between Janet Carpenter, Cornell Capital Partners, LP and
David Gonzalez.
10.44	Guaranty Agreement dated February 24, 2005 between
Janet Carpenter, Cornell Capital Partners, LP
10.45	Secured Promissory Note dated February 24, 2005 between
EYI Industries, Inc. and Cornell Capital Partners, LP


Exhibit Number


Notes
(1)	Filed as an exhibit to the registration statement on Form 10-SB/A of Safe ID Corporation, filed with the SEC on September 21, 2000.
(2)	Filed as an exhibit to the registration statement on Form SB-2 of Essentially Yours Industries, Inc., filed with the SEC on November 12, 2002.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 8, 2004.
(4)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on March 30, 2004.
(5)	Filed as an exhibit to our annual report on Form 10-KSB for
the year ended December 31, 2003, filed with the SEC on April 14, 2004.
(6)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2004, filed with the SEC on May 24, 2004.
(7) Filed as an exhibit to our registration statement on Form SB-2, filed with the SEC on September 17, 2004.
(8) Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.
(9) Filed as an exhibit to our Amendment No. 1 to our registration statement on Form SB-2 on December 23, 2004.
(10) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 12, 2005.
(11) Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.
(12) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 10, 2005.
(13) Filed as an exhibit to our quarterly report on Form
10-QSB/A for the period ended March 31, 2004, filed with the SEC on December 15, 2004.
(14) Filed as an exhibit to our quarterly report on Form
10-QSB/A for the period ended June 30, 2004, filed with the SEC on December 15, 2004.

ITEM 14. 	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the Corporation's annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	   Year Ended December 31, 2004	Year Ended December 31, 2003

Audit Related Fees	$106,500	       $56,710
Tax Fees	        $0	               $2,150
All Other Fees	        $0	               $1,000
Total	                $106,500	      $59,860


      SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EYI INDUSTRIES, INC.


By:
	/s/ Jay Sargeant
	JAY SARGEANT
	President, Chief Executive Officer
	(Principal Executive Officer)
	Director

	Date:  April 15, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:
	/s/ Jay Sargeant
	JAY SARGEANT
	President, Chief Executive Officer
	(Principal Executive Officer)
	Director

	Date:  April 15, 2005


By:
	/s/ Rajest Raniga
	RAJESH RANIGA
	Chief Financial Officer
	(Principal Accounting Officer)

	Date:  April 15, 2005


By:
	/s/ Dori O'Neill
	DORI O'NEILL
	Executive Vice-President, Secretary, Treasurer,
	Chief Operations Officer
	Director

	Date:  April 15, 2005


By:
	/s/ Bruce Nants
	BRUCE NANTS
	Director

	Date:  April 15, 2005