Form 10QSB
period 2005-03-31
EYI INDUSTRIES INC.
filed 2005-05-23
CIK 1104120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-29803

EYI INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

88-0407078
(IRS Employer Identification No.)

7865 Edmonds Street
Burnaby, BC CANADA
(Address of principal executive offices)

V3N 1B9
(Zip Code)

Issuer's telephone number, including area code:
(604) 759-5031

NOT APPLICABLE
(Former name, former address and former fiscal year end, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes X   No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 166,803,292 shares of common stock issued and outstanding as of May 13, 2005.

Transitional Small Business Disclosure Format (check one): Yes ?   No ?

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

As used in this quarterly report, the terms "we", "us", "our", and "our company" mean EYI Industries, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.


EYI INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS


   ASSETS
                        March 31, 2005    December 31, 2004
                        (Unaudited)
			______________	  _________________
CURRENT ASSETS

Cash                       $5,450           $ 33,018
Restricted cash           100,370            100,248
Accounts receivable,
net of allowance           62,440             45,806
Related party receivables       -              4,996
Prepaid expenses          824,047            857,170
Inventory                 195,071            239,641
                        ______________     ________________
TOTAL CURRENT ASSETS     1,187,378          1,280,879
                        ______________     ________________
OTHER ASSETS

Property, plant and
equipment, net            55,208              60,336
Deposits                    -                 24,361
                        ______________     ________________
TOTAL OTHER ASSETS        55,208              84,697
                        ______________     ________________
INTANGIBLE ASSETS         16,291              16,561
			______________	   ________________

TOTAL ASSETS            $1,258,877          $1,382,137
			==============	   ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank indebtedness       $13,780              $72,456
Accounts payable and
accrued liabilities   1,398,316            1,218,178
Accounts payable -
related parties         691,473              590,146
Interest payable,
convertible debt         16,781               10,616
Notes payable -
related party  	         90,000               90,000
Convertible debt-
related pary,
net of discount	        417,886              379,724
Loan payable,
Cornell                 200,000	                -
			_____________	   ________________
TOTAL CURRENT
LIABILITIES           2,828,236            2,361,120
			_____________      ________________

MINORITY INTEREST
IN SUBSIDIARY           331,231              346,819
		       ______________	  _________________

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001
par value;10,000,000 shares
authorized, no shares
issued and outstanding    -                     -
Common stock, $0.001 par value;
300,000,000 shares authorized,
166,553,292 and 162,753,092
shares issued and outstanding,
respectively           166,553               162,753
Additional paid-in
capital              3,264,806             3,048,606
Stock options and
warrants             2,732,044             2,563,043
Subscription
receivable            (195,000)              (15,000)
Accumulated deficit (7,868,993)           (7,085,205)
		   _____________	______________
TOTAL STOCKHOLDERS'
EQUITY (DEFICIT)    (1,900,590)           (1,325,802)
 		   _____________        ______________
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)           $1,258,877          $  1,382,137
                    ==========             ==========

The accompanying condensed notes are an integral part of these financial statements.


EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


   Three Months Ended March     Three Months Ended March
                31, 2005                  31, 2004
               (Unaudited)              (Unaudited)
	    __________________	________________________

REVENUE      $1,313,768                 1,529,195

COST OF GOODS SOLD
                251,148                   417,490
	_________________	________________________

GROSS PROFIT BEFORE
COMMISSION
EXPENSE       1,062,620                 1,111,705

COMMISSION EXPENSE
                471,605                   414,605
	_________________	_________________________

GROSS PROFIT AFTER COST OF GOODS
SOLD AND COMMISSION EXPENSE
                591,015                   697,100
	_________________	_________________________

OPERATING EXPENSES
Consulting fees 237,962                   250,520
Legal and
professional     69,125                    20,052
Customer service 86,534                   124,339
Finance and
administration  208,080                   219,223
Sales and
marketing         3,718                    27,556
Telecommuni-
cations         119,162                   105,062
Wages and
benefits        406,627                   252,066
Warehouse
expense         105,900                   105,060
	_________________	________________________

TOTAL OPERATING
EXPENSES      1,237,108                 1,103,878
 	_________________	________________________

LOSS FROM
OPERATIONS     (646,093)                 (406,778)
	_________________	________________________

OTHER INCOME (EXPENSES)
Interest and other
income           3,149                      6,238
Interest
expense        (20,136)                   (21,480)
Foreign currency
gain(discount)(136,296)                    (8,803)
	__________________	________________________
TOTAL OTHER
INCOME
(EXPENSES)    (153,283)                   (24,045)
	__________________	________________________
NET LOSS
BEFORE TAXES  (799,376)                  (430,823)

PROVISION FOR
INCOME TAXES      -                          -
	__________________	________________________
NET LOSS BEFORE
ALLOCATION TO
MINORITY
INTEREST      (799,376)                  (430,823)

ALLOCATION OF LOSS TO MINORITY
INTEREST        15,588                      8,616
  	__________________	________________________
NET LOSS    $ (783,788)                 $(422,207)
	==================	========================
BASIC AND DILUTED
NET LOSS PER COMMON
SHARE             $nil                       $nil
 	==================	========================
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUSTANDING
FOR BASIC AND DILUTED CALCULATION
           157,060,345                149,845,868
	==================	========================

The accompanying condensed notes are an integral part of these financial statements.


EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

            Common Stock                   Discount
                                 Additional   On
            Number of            Paid-in    Common   Subscription Options/  Retained
            Shares      Amount   Captial    Stock    Receivable   Warrants  Earnings   TOTAL
	______________	______  ___________ _______  ____________ ________ __________ _______
Stock issued
for cash on
June 21, 2002
             23,026,200  $23,026   $6,974     $-       $-            $-        $-       $30,000

Contribution
of assets,
liabilities
and
subsidiaries
acquired at
June 30,2002 92,104,800  92,105      -     (53,598)     -             -         -        38,507

Net loss for period
ended June 30,
2002             -         -         -        -         -             -      (7,967)     (7,967)
             __________ ________   ______   _______  _______        ______  _________   _________
Balance, June 30,
2002        115,131,000 115,131    6,974   (53,598)     -             -      (7,967)     60,540

Shares issued
for cash in
private placement
for $1.50 per share,
net of prorata share of
private placement
fees of
$61,206      2,914,603   2,915  477,307      -         -              -        -        480,222

Net loss for
fiscal year
ended
June 30, 2003  -          -       -          -         -              -  (1,644,456) (1,644,456)

Balance, June
30, 2003  118,045,603  118,046 484,281    (53,598)     -              -  (1,652,423) (1,103,694)

Recapitalization
and share exchange
(restated)30,135,067   30,135 343,691        -         -           128,385    -         502,211

Net loss for fiscal year
ended December
31, 2003      -                  -           -         -              -     (969,987)  (986,987)

Balance,December 31,
2003(re-
stated) 148,180,670   148,181 827,972    (53,598)      -           128,385(2,622,410)(1,571,470)

Common stock
issued at $0.20
including
warrants less
expenses
of
$28,715  1,466,455     1,466 146,930       -          -             70,844     -       219,240

Stock issued at
$0.165 per share
for cashless
exercise of options in
form of foregone
debt    3,200,000     3,200 524,800       -           -              -         -       528,000

Stock issued for
exercise of options
at $0.20 per share
in lieu of payment
of legal
fees       300,000      300  59,700       -           -              -         -         60,000

Stock issued at
$0.165 per share
for cash and
promissory note for
exercise of
options  1,000,000    1,000 164,000       -        (15,000)           -         -       150,000

Common stock issued
at $0.21 including
warrants 5,476,190    5,476 487,381       -           -            657,143      -     1,150,000

Common stock issued
at $0.21 including
warrants less expenses
of $3,231 566,833      567  36,369        -           -            78,869       -       115,805

Stock issued for
exercise of options at
$0.22 per share in lieu
of consulting
fees      50,000       50   10,950        -           -              -          -        11,000

Stock issued for
deferred financing
costs 1,300,000     1,300  388,700        -           -              -          -       390,000

Adjustment to
subsidiaries stock held
by minority int-
erest  176,534       177    33,126        -           -              -          -        33,303

Stock issued at $0.28
per share for consulting
agree-
ment  350,000       350    97,650         -           -              -          -        98,000

Vested stock options
issued for consulting at
an  average price
of $0.18 per
option  -           -       -             -           -          128,250        -       128,250

Vested stock options
issued for
compensation at an
average price of
$0.18 per
option -           -        -             -           -        1,078,277        -     1,078,277


Stock issued at $0.165
per share for cash and
promissory note for
exercise of
options 36,360      36     7,236          -           -             -           -         7,272

Stock issued for
exercise of options at
$0.08 per share in lieu
of consulting
fees  200,000     200   15,800            -           -             -           -        16,000


Stock issued for
exercise of options at
$0.08 per share in lieu
of consulting
fees 250,000     250  19,750             -            -            -           -         20,000


Stock issued for
exercise of options at
$0.11 per share by the
CEO
    200,250     200   31,841              -            -        (10,013)        -        22,028


Cancellation of
discount on common
stock
      -         -    (53,598)           53,598          -           -            -           -


Beneficial conversion
of convertible
debt  -        -     250,000              -             -           -            -       250,000


Vested stock options
issued for
compensation and
consulting at an
average price of
$0.12 -       -          -                 -             -       1,087,900         -   1,087,900


Cancelled stock
options issued for
compensation and
consulting at an
average price of
$0.19 per option
     -       -           -                 -             -        (656,612)        -    (656,612)

Net loss for period
ended  December 31,
2004 -       -           -                 -             -            -      (4,462,795)(4,462,795)

Balance December 31,2004
$162,753,292 $162,753 $3,048,606        $  -        $(15,000)   $2,563,043  $(7,085,205)$(1,325,802)

Stock issued at $0.06
per Share for promissory
note for exercise of
options
3,000,000  3,000      177,000            -          (180,000)         -           -            -

Vested stock options
issued for consulting at
an average price of
$0.07 per share
    -        -          -                -             -           35,250         -          35,250

Vested stock options
issued for employee
compensation at an
average price of $0.07
per share
    -       -           -                -             -          133,750        -          133,750

Stock issued to
employee for financing
guaranty & pledge
valued at $0.05 per
share
  800,000  800       39,200              -             -             -           -           40,000

Net loss for period
ended March 31, 2005
    -       -          -                 -             -             -         (783,788)   (783,788)
_______ _________ _________          ___________   ____________ _____________ ___________ _____________
Balance March 31,
2005 (Unaudited)
$166,533,292 $166,533 $3,264,806        $-        $(195,000)   $2,732,043   $(7,868,993)$(1,900,590)

The accompanying condensed notes are an integral part of these financial statements.


EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

				        Three Months Ended  Three Months Ended
                                        March 31, 2005          March 31, 2004
                                        (Unaudited)          (Unaudited)
					___________________  __________________


CASH FLOWS PROVIDED (USED)
BY OPERATING ACTIVITIES
Net loss                                 $(783,788)             $(422,207)
Loss allocated to
minority interest                           15,588                  8,616
  					__________________   __________________

                                          (799,376)              (430,823)
 					__________________   __________________
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization                16,949                27,036
Stock and warrants issued for employee
compensation and consulting                 169,000                 98,000
Stock issued for options exercised in
lieu of debt				      -                      -
Stock issued for financing guaranty &
pledge					    40,000                   -
Discount recognized on convertible debt	    38,162                   -
Decrease (increase) in:
Related party receivables                    4,996                   224
Accounts receivable                        (16,634)              (115,221)
Prepaid expenses                            33,123                (46,874)
Inventory                                   44,570                 32,612
Deposits                                    24,361                   -
Increase (decrease) in:
Accounts payable and accrued liabilities   180,138                 68,316
Accounts payable - related parties         101,327                 94,257
Customer deposits                            -                     67,976
Interest payable, convertible debt           6,165                   -
					__________________	_________________
Net cash used by operating activities      (157,219)             (204,497)
					__________________	_________________
CASH FLOWS PROVIDED (USED) BY INVESTING
ACTIVITIES
Decrease (increase) in restricted cash       (122)                 13,486
Decrease (increase) in property, plant,
and equipment                             (11,551)                   -
					__________________	_________________
Net cash provided by investing
activities                                (11,673)                  13,486
					__________________	_________________
CASH FLOWS PROVIDED (USED) BY FINANCING
ACTIVITIES
Net change in bank indebtedness           (58,676)                (37,664)
Issuance of stock, net of
private placement costs and warrants         -                    219,242
Net proceeds from loan payable-Cornell    200,000		     -
Net cash provided by financing 		__________________	_________________
activities                                141,324                 181,578
                                        __________________	_________________
Net increase in cash and cash
equivalents                              (27,568)                  (9,433)

CASH - Beginning of Year                  33,018                   52,073
 					__________________	_________________
CASH - End of Period                    $  5,450                 $ 42,640
  					==================	=================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid                    $ 20,136                $  21,480
Income taxes paid                        $  -                   $    -

NON-CASH INVESTING AND FINANCING
TRANSACTIONS:
Stock options vested and warrants issued for employee
compensation and consulting           $  169,000    	             -
Stock issued for financing guaranty
and pledge			      $   40,000        	     -
Discount recognized on convertible
debt				      $   38,162                     -
Common stock issued for services      $     -                     98,000


The accompanying condensed notes are an integral part of these financial statements.


EYI INDUSTRIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

NOTE 1 - DESCRIPTION OF BUSINESS

Essentially Yours Industries, Inc. (hereinafter "EYI") was incorporated on June 21, 2002 in the State of Nevada. The main business activities of Essentially Yours Industries, Inc. were acquired through a merger with the former entity, Burrard Capital, Inc., and other entities involved in EYI's reorganization. On December 31, 2003, EYI entered into a share exchange agreement of its stock with Safe ID Corporation
("Safe ID"). This transaction was accounted for as a share exchange and recapitalization. As a result of this transaction, Safe ID has changed its name to EYI Industries, Inc. ("the Company") and is acting as the parent holding company for the operating subsidiaries.

The principal business of the Company is the marketing of health and wellness care products. The Company sells its products through network marketing distributors, which in turn, sell the products to the end customers. The Company maintains its principal business office in Burnaby, British Columbia. Effective for the period ended December 31, 2003, the Company elected to change its year-end from June 30 to December 31.

The Company has four wholly owned subsidiaries. The first subsidiary is Halo Distribution LLC (hereinafter "Halo", which was organized on January
15, 1999, in the State of Kentucky. Halo is the distribution center for the Company's product in addition to other products. The second subsidiary is RGM International Inc., which was incorporated on July 3, 1997, in the State of Nevada. RGM International Inc. is a dormant investment company, which owns one percent of Halo. The third subsidiary is Essentially Yours Industries (Canada) Inc. (hereinafter "EYI Canada"), which was organized on September 13, 2002, in the province of British Columbia, Canada. EYI Canada markets health and wellness care products for use in Canada. The fourth subsidiary is 642706 B.C. Ltd., doing business as EYI Management, which was organized on February 22, 2002, in the province of British Columbia, Canada. EYI Management provides accounting and marketing services to the consolidated entity.

In addition, the Company owns approximately 98% of Essentially Yours Industries,Inc. ("EYII"), incorporated on June 21, 2002 in the State of Nevada. EYII markets health and wellness care products for use in USA. The Company also owns 51% of World Wide Buyers' Club Inc., a Nevada corporation, which was organized by a joint venture agreement effective May 6, 2004.

Basis of Presentation

The accompanying interim condensed financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, all required adjustments which consist of normal re-occurring accrual have been made to the financial statements.

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

Accounts Receivable and Bad Debts
The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. At March 31, 2005 and December 31, 2004, the Company recorded allowances of $19,853 and $16,321 to cover accounts receivable balances over 60 days.

Inventory
The Company records inventories at the lower of cost or market on a first-in, first-out basis. Our product inventory is review each month and also when the re-order of the product is necessary. On a monthly basis, our inventory is reviewed based on the expiration of our existing inventory. Product that has a shelf-life of less than 60 days is written off or discounted.

A re-order review consists of an evaluation of our current monthly sales volume of the product,costs of product, shelf-life of the product, and the manufacturers minimum purchase requirement which all determine the overall potential profitability or loss of re-ordering. If the re-order of the product has an assessed loss, then the recommendation to management is to remove the product from the product line.

Restricted Cash
Restricted cash includes deposits held in a reserve account in the amount of $100,370 and $100,248 at March 31, 2005 and December 31, 2004 respectively. Such deposits are required by the bank as protection against unfunded charge backs and returns of credit card transactions.

Revenue Recognition
The Company is in the business of selling nutritional products in two categories:dietary supplements and personal care products. Sales of personal care products represent less than 5% of the overall revenue and therefore are not classified separately in the financial statements. The Company recognized revenue from product sales when the products are shipped and title passes to customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted $41,096 and $67,500 for the three months ended March 31, 2005 and March 31, 2004 respectively.

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

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital of approximately $1,640,000 and an accumulated deficit incurred through March 31, 2005. The Company also has limited cash resources and a history of recurring losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 - REORGANIZATION

On May 27, 2002, Mr. Jay sargeant, a shareholder of Essentially Yours Industries, Corp. ("EYI Corp.") agreed to acquire all of the shares of Essentially Yours Industries, Inc. ("EYII"), along with the transfer agreement, license agreement and agency appoitnment agreement as described below, in settlement of amounts owed to him. As part of this transaction, EYI Corp. agreed to provide EYII the services outlined in a management agreement. These agreements became effective on June 30, 2002. EYII owns ninety-nine percent of Halo Distribution LLC ("HALO"). The other one percent of Halo is owned by RGM International, Inc. ("RGM"), a former subsidiary of EYI Corp., which was transferred to Mr. Sargeant as additional consideration.

On June 30, 2002, the shareholder of EYII exchanged all of the outstanding shares of EYII for 12,000,000 common shares of Burrard Capital Inc. ("Burrard"),a shell company with no assets or business operations. Concurrent with this transaction, EYII was merged into Burrard with Burrard emerging as the surviving entity. The combined entity was renamed Essentially Yours Industries, Inc. For accounting purposees, the acquisition has been treated as a recapitalization of EYII with EYII as the acquirer. Prior to the merger, EYII and RGM were considered to be dormant companies, with the activities of HALO being consolidated directly with EYII Corp. although the legal ownership was vested in EYII and RGM.

Therefore, the losses from HALO operations and the other economic impacts prior to June 30, 2002 are considered to be the separate activity of EYI Corp.

On June 30, 2002, EYII took over the sales and marketing activities of its former holding company and entered into various agreements with that Company as follows:

Transfer Agreement
As part of the aforementioned transaction and for consideration of $1, EYI Corp. transferred and assigned to EYII all of its rights, title and interest in and to the contract with its Independent Business Associates and any other contracts that may be identified by the parties as being inherent or necessary to the sales and marketing activities to EYII.

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

Agency Appointment and Agreement
EYI Corp. appointed EYII as the sole and exclusive agent to sell its remaining inventory on hand as of June 30, 2002 at the prices previously established, and to contine to sell at such price unless and until any change is agreed upon with EYI Corp. In consideration for its efforts, the Company is entitled to sales commission of fifteen percent on all sales of such inventory.

Management Agreement
EYI Corp. agreed to perform various services such as administration, computer support, and sales and customer support, on behalf of EYII for a term of one year commencing June 30, 2002. The services and duties to be provided and performed by EYI Corp. for EYII shall be determined and agreed upon by the parties, from time to time, as required provided however, it is understood and agreed that such services will primarily consist of assisting EYII in the sales and marketing business. At the date of these financial statements, the agreement had expired, and EYII was operating on a month-to-month basis for management services with EYI Corp.

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

NOTE 4 - ACCOUNTS RECEIVABLE AND CREDIT RISK

Accounts receivable at March 31, 2005 and December 31, 2004 consist primarily of amounts due from third parties for distribution services provided by Halo and direct retail clients of EYII.

NOTE 5 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight line method over three to seven years.

NOTE 6 - CONVERTIBLE LOANS PAYABLE

On June 2, 2004, the Company issued to Cornell Capital Partners, LP a 5% secured convertible debenture in the principal amount of $250,000 with a term of two years, and interest at 5%. The debenture is convertible into the Company's common stock at a price per share equal to the lessor of (a) 120% of the closing bid price by the second anniversary date of issuance or
(b) 100% of the lowest daily volume weighted average price for the 30 days immediately prior to conversion. On June 24, 2004, the Company received the $250,000 loan less related expenses of approximately $65,000 which has been allocated as discount on debt and will be amortized over a two year period. The convertible securities are guaranteed by the assets of the Company. Under the agreement, the Company is required to keep available common stock duly authorized for issuance in satisfaction of the convertible. The conversion amount will be the face amount of the convertible plus interest at the rate of 5% per annum from the closing date of June 24, 2004 to the conversion date, which is the date on which the Company receives a notice of conversion from the investor exercising the right to convert the convertible into common shares of the Company. The debt will automatically convert into common stock on the second anniversary date of issuance. The terms of the debt do not require regular monthly payments.

On September 24, 2004, the Company issued to Cornell Capital Partners,
LP ("Cornell") a 5% secured convertible debenture in the principal amount of $250,000 with a term of two years, and interest at 5%. The debenture is convertible into the Company's common stock at a price per share equal to the lessor of (a) 120% of the closing bid price by the second anniversary date of issuance or (b) 100% of the lowest daily volume weighted average price for the 30 days immediately prior to conversion. On September 27, 2004, the Company re-assigned $245,000 of this debenture to Taib Bank, E.C.
and reassigned $5,000 of debenture B to an individual. Under the debenture agreement, the Company's failure to issue unrestricted, freely tradable common stock to Cornell or Taib Bank or the individual upon conversion after the registration statement filed pursuant to this transaction has been declared effective would be considered an event of default, thereby entitling Cornell to accelerate full repayment of the convertible securities then outstanding. Under the agreement, the Company is required to maintain available common stock duly authorized for issuance in satisfaction of the convertible. On September 24, 2004 the Company received the $250,000 loan less related expenses of approximately $55,000, which has been allocated as discount on debt and will be amortized over a two year period. The convertible securities are guaranteed by the assets of the Company. Under the agreement, the Company is required to keep available common stock duly authorized for issuance in satisfaction of the convertible. The conversion amount will be the face amount of the convertible plus interest at the rate of 5% per annum from the closing date of September, 2004 to the conversion date, which is the date on which the Company receives a notice of conversion from the investor exercising the right to convert the convertible into common shares of the Company. The convertible will automatically convert into common stock on the second anniversary date of issuance. The terms of the debt do not require regular monthly payments.

The convertible debentures contained a beneficial conversion feature computed at its intrinsic value that was the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt was convertible, multiplied by the number of shares into which the debt was convertible at the commitment date. Since the beneficial conversion feature was to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or $250,000, at December 31, 2004 and $0 at march 31, 2005, was recorded as an interest expense and a component of stockholders' equity on the balance sheet date.

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

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of rights, title, and interest in and to the contracts with the Company's independent business associates as well as the rights and licenses to trademarks and formula for the Company's primary products. These rights and licenses were obtained from the Company's former parent pursuant to a transfer agreement, as well as from the Company's primary shareholder.

Trademarks and Formulas
Costs relating to the purchase of trademarks and formulas were capitalized and amortized using the straight-line method over ten years, representing the estimated life of the assets.

NOTE 8 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. As of March 31, 2005 and December 31, 2004 the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 300,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On February 10, 2005, we entered into a loan agreement with one of our employees, pursuant to which we loaned her $180,000 for the purpose of exercising 3,000,000 incentive stock options issued to her under our stock compensation program. The loan is payable on demand and accrues interest at a rate of 4% per annum. The loan was secured by a promissory note dated effective February 10, 2005 and deemed to be a subscription receivable. (See Note 11)

On February 14, 2005 the Company entered into a bonus share agreement with one of our employees and issued 800,000 shares of our common stock at a deemed price of $0.05 per share. These shares were given in consideration for providing the guarantee and pledge necessary for the Cornell loan. (See Note 10). The shares are to be issued pursuant to Regulation S of the Securities Act.

NOTE 9 - COMMON STOCK OPTIONS AND WARRANTS

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options and warrants for the period ended March 31, 2005; estimated risk-free interest rate of 4%, estimated volatility of 120% and term of two years.


Stock Options

Following is a summary of the status of the stock options during the three months:

                                         Number of Shares        Weighted Average
                                                                  Exercise Price
Outstanding at December 31, 2004         19,747,390                   $ 0.14
Granted                                   6,250,000                   $ 0.06
Exercised                                (3,000,000)                  $ 0.06
Forfeited                                     -                          -
Options outstanding at March 31, 2005    22,997,390                   $ 0.143
                                         ==========                   ==========
Options exercisable at March 31, 2005    20,875,390    	              $ 0.12
                                         ==========                   ==========

Weighted average fair value of options granted                        $ 0.11
    						                      ==========

Summarized information about stock options outstanding and exercisable at March 31, 2005 is as follows:


                      Options Outstanding
Exercise              Weighted Ave.    Weighted Ave.
Price       Number    Remaining        Exercise
Range       of Shares Life             Price

$0.04-     22,997,390 2.00             $ 0.13
$0.26

                      Options Outstanding
Exercise              Weighted Ave.    Weighted Ave.
Price       Number    Remaining        Exercise
Range       of Shares Life             Price

$0.11-     20,875,390 2.00             $ 0.12
$0.22

                Number of   Weighted Average  Average Exercise
                Warrants    Remaining Life    Price

Outstanding and 2,751,746       2             $0.11
exercisable


NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Lease Payments
The Company has operating lease commitments for its premises, office equipment and an automobile. The minimum annual lease commitments are as follows:


Year ended December 31,   Minimum Amount

2005                     $262,805
2006                      276,739
2007                      182,432
2008                      135,000
2009 and thereafter       435,000



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

Regulatory Risks and Claims

The Company's products are subject to regulation by a number of federal, state, entities, as well as those of foreign countries in which the Company's products are sold. These regulatory entities may prohibit, or restrict, the sale, distribution, or advertising of the Company's products for legal, health or safety, related reasons. In addition to the potential risk of adverse regulatory actions, the Company is subject to the risk of potential product liability claims.

Secured Promissory Note

On February 24, 2005 we received a loan of $200,000 from Cornell secured by a secured promissory note. Under the terms of the secured promissory note, the loan is payable by April 24, 2005 and accrues interest at a rate of 12% per annum. In connection with the issuance of the Secured Note, we agreed to: (i) pay Cornell a fee of $20,000; and (ii) pay Yorkville Advisors Management LLC a structuring fee in the amount of $2,500. As a condition to Cornell's entry into the Secured Note on February 24, 2005, an employee of EYI, Janet Carpenter, entered into a guaranty agreement with Cornell and a pledge and escrow agreement with Cornell with David Gonzalez. Pursuant to the terms of the guaranty agreement and the pledge and escrow agreement, Ms. Carpenter agreed to: (i) personally guarantee the payment and performance obligations of EYI under the Secured
Note; and (ii) pledge to Cornell 3,000,000 shares of EYI held by her to secure the obligations of EYI under the Secured Note. In consideration of Ms. Carpenter providing the guarantee and pledge, EYI entered into a bonus share agreement dated February 14, 2005 with Ms. Carpenter, pursuant to which we agreed to issue to Ms. Carpenter 800,000 shares of our common stock at a deemed price of $0.05 per share. The shares are to be issued to Ms. Carpenter pursuant to Regulation S of the Securities Act. (See Note 8).

Subsidy Agreements

On July 23, 2004, the Company entered into subsidy agreements with three related parties in which the Company agreed to pay a guaranteed amount of $2,500 per week to each party for sales and marketing services. This is in lieu of all commissions earned by each of these three individuals. The Company has renewed these agreements every 12 weeks since they became effective.

Standby Equity Distribution Agreement

On June 22, 2004, the Company entered into a two-year standby equity distribution agreement with Cornell Capital Partners LP ("Cornell"). Pursuant to this agreement, Cornell will purchase up to 10,000,000 shares of the Company's common stock through a placement agent. The Company issued 1,300,000 shares of its common stock to Cornell and the placement agent upon the inception of this agreement. The $390,000 value of these shares was based on the fair market value of the shares on the date of the contract and is recognized as a period expense due to the fact that the 1,300,000 shares have been deemed to be fully earned as of the date of the agreement. (See Note 6.)

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

In February, 2004 we entered into a letter of commitment with Source, Inc. ("Source") for the purpose of further developing our corporate marketing position with Source and for assistance in raising equity capital. Pursuant to the terms the letter agreement, we agreed to: (i) pay Source 20% of the gross revenues generated by Source under a Corporate Marketing Organization Agreement ("CMO Agreement") previously entered into with Premier Lifestyles International Corporation, a company related to Source; (ii) to offer up to $4,000,000 of EYI restricted stock over a 90 day period at $0.21 per share and warrants exercisable at a price of $0.30 per share for investors referred to EYI by Source in connection with any equity offerings by EYI; (iii) at the end of the 12 months period following execution of the agreement, and if Source had referred enough investors to raise a minimum of $500,000, to issue to Source $1,800,000 in common stock of EYI or pay the balance in cash; and
(iv) on a monthly basis, during the 12 month period, pay 50% of all monies collected by EYI from Source referred investors, to be paid to Source towards the $1,800,000 to pay for the CMO Agreement and $300,000 towards a proposed web portal. Subsequently,we terminated the CMO agreement in accordance with its terms in July 2004, and notified Source that they failed to raise the minimum funding of $500,000 in connection with EYI's equity offering closing in June, 2004. Source has notified EYI that they dispute the fact that they did not raise the minimum financing amount. Management believes that if Source were to advance any such claims against EYI its chance of success would be remote and we intend to vigorously defend against any potential legal claims respecting this matter.

NOTE 11 - RELATED PARTY NOTE PAYABLE

The Company issued two promissory notes, for a total of $90,000 in December 2003. The notes are unsecured, non-interest bearing and are payable upon demand.

On February 10, 2005 we entered into a loan agreement with one of our employees, pursuant to which we loaned her $180,000.
(See Note 8 and 10).

On February 14, 2005 the Company entered into a bonus share agreement with one of our employees and issued 800,000 shares of our common stock according to the terms of the agreement. (See Note 8 and 10).

NOTE 12 - CONCENTRATIONS

Bank Accounts
The Company maintains its cash accounts in two commercial banks. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States.
The Company also maintains funds in commercial banks in Vancouver, British Columbia, in which funds in U.S. dollars are not insured. At March 31, 2005 and December 31, 2004, a total of $0, and $248 respectively, was not insured.

Economic Dependence
During the year, the Company purchased approximately 90% of its products for resale from one company,Nutri-Diem Inc., which is the sole supplier of the
 Company's flagship product Calorad. Pursuant to a purchase agreement, the Company is subject to minimum purchases per annum. (See Note 10.)

NOTE 13 - RELATED PARTY TRANSACTIONS

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

The Company acquired, through agreements with Essentially Yours Industries, Corp. ("EYI Corp"), the rights, title, and interest in and to the contracts with the Company's Independent Business Associates as well as the rights and licenses to trademarks and formula for the Company's primary products. Expanded details are explained in Note 7.

Accounts payable to related parties represents amounts due to the president and chief executive officer for services preformed during the last year as well as to other related parties and the company with which they have a signed management agreement. These payables are non-interest bearing and non-collateralized.

See note 10 regarding subsidy agreements with related parties.

During the year, the Company purchased approximately 90% of its products for resale from one company, Nutri-Diem Inc., which is owned in part by a director of the Company.

NOTE 14 - SUBSEQUENT EVENTS

On May 13, 2005 the Company entered into a Standby Equity Distribution
Agreement with Cornell Capital Partners, LP ("Cornell") pursuant to which we entered into the following agreements: a Registration
Rights Agreement, an Escrow Agreement, and a Placement Agent Agreement. Pursuant to the terms of the new Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $10 million. If we request advances under the Standby Equity Distribution Agreement, Cornell will purchase shares of our common stock for 98% of the lowest volume weighted average price on the Over-the-Counter
Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell will retain 5% of each advance under the new Standby Equity Distribution Agreement. We may not request advances in excess of a total of $10 million. Pursuant to the terms of our Registration Rights Agreement and the Standby Equity Agreement with Cornell, we agreed to register and qualify, among other things, the additional shares due to Cornell under the Standby Equity
Agreement under a registration statement filed with the SEC. We signed a Termination Agreement on May 13, 2005, for the purpose of terminating our Standby Equity Distribution Agreement, Registration Rights Agreement and Escrow Agreement previously entered into with Cornell on June 22, 2004.

On May 11, 2005 the Company entered into a Reseller Agreement with MARTI for a term of five (5) years, pursuant to which MARTI appointed EYII as the exclusive distributor of certain specially formulated MARTI products on a consignment basis and provide EYII with a 1000 units of inventory for sale to its customers, proceeds of which are subject to fee payments to MARTI as set out in the schedules accompanying the agreement.

On April 22, 2005 EYII entered into a Fulfillment Services Agreement with Source 1 Fulfillment ("Source One") to warehouse and ship our products. Pursuant to the terms of the agreement, Source One agreed to provide certain storage and fulfillment services to EYII at the rates set out in the schedules to the agreement. Source One also agreed to pay a referral commission of 10% of all handling fees for any client EYII brings to Source One. The agreement is for a term of one year and automatically renews each year unless terminated by either party in accordance with the terms of the agreement. Subsequently in May, 2005 we ceased warehousing and distributing our products through Halo
Distribution LLC ("Halo"), our wholly owned subsidiary.   We presently intend
to continue warehousing and shipping our products through Source One.

On April 4, 2005 we entered into a redemption agreement with TAIB Bank E.C. ("TAIB") pursuant to which TAIB agreed to acquire by assignment a two year
5% secured convertible debenture issued to Cornell in the amount of $245,000, and a two year 5% convertible debenture in the amount of $5,000 held by Kent Chou, in consideration of which we agreed not to modify or renegotiate the terms of our Standby Equity Distribution Agreement ("SEDA") with Cornell, and to use any proceeds obtained by EYI under the SEDA to make payments
on the debentures.   The debentures were assigned to TAIB on April 4, 2005.


ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding EYI Industries, Inc.'s (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases,you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports the Company files with the Securities and Exchange Commission
(the "SEC"). These factors may cause the Company's actual results to differ materially from any forward-looking statement.

As used in this quarterly report, the terms "we", "us", "our", and "our company" mean EYI Industries, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

OVERVIEW

We are in the business of selling, marketing, and distributing a product line consisting of approximately 30 nutritional products in two categories, dietary supplements and personal care products. Our most successful product is Calorad, a liquid collagen-based dietary supplement presently available on the market. These products are marketed through a network marketing program in which IBAs (Independent Business Associates) purchase products for resale to retail customers as well as for their own personal use. We have a list of over 400,000 IBAs, of which approximately 14,000 we consider "active". An "active" IBA is one who purchased our products within the preceding 12 months. Over 1,500 of these IBAs are considered "very active". A "very active" IBA is one who is on our automatic Auto-ship Program and is current with their annual administration fee. Our Auto-ship Program allows our IBAs to set up a reoccurring order that is automatically shipped to them each month.

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

On an ongoing basis we review our product line for duplication and sales trends and make adjustments accordingly. As of March 31, 2005, our product line consisted of: (i) 22 dietary supplement products; and
(ii) 8 personal care products consisting primarily of cosmetic and skin care products. Our products are primarily manufactured by Nutri-Diem, Inc., a related party, and sold by us under a license and distribution agreement with Nutri-Diem. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us. Our products are sold to our IBAs located in the United States and Canada.

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

Recent Corporate Developments

We experienced the following significant developments since December 31, 2004:

On May 13, 2005 we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell") pursuant to which we entered into, among other things, the following agreements: a Registration Rights Agreement, an Escrow Agreement, and a Placement Agent Agreement. Pursuant to the terms of the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $10 million. If we request advances under the Standby Equity Distribution Agreement, Cornell will purchase shares of our common stock for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $10 million. Pursuant to the terms of our Registration Rights Agreement and the Standby Equity Agreement with Cornell, we agreed to register and qualify, among other things, the additional shares due to Cornell under the Standby Equity Agreement under a registration statement filed with the SEC. We signed a Termination Agreement on May 13, 2005, for the purpose of terminating our Standby Equity Distribution Agreement, Registration Rights Agreement and Escrow
Agreement previously entered into with Cornell on June 22, 2004.

On April 25, 2005 we filed a letter with the Securities and Exchange Commission requesting the withdrawal of our registration statement on Form SB-2, originally filed on September 17, 2004. We intend to file a new registration statement on Form SB-2 registering the resale of 97,264,558 shares of our common stock held or to be sold by certain of our stockholders, including Cornell, which intends to sell up to an aggregate of 85,000,000 shares of our common stock pursuant to our Standby Equity Distribution Agreement with Cornell.

On April 29, 2005 Essentially Yours Industries, Inc., our wholly owned subsidiary ("EYII") signed a letter of intent with Metals
& Arsenic Removal Technology, Inc. ("MARTI") for the purpose of marketing certain of MARTI's products provided to EYII on a consignment basis and assigning marketing rights to certain of MARTI's product lines to EYII, subject to EYII's entry into a definitive agreement with MARTI by November 1, 2005. Subsequently, on May 11, 2005 EYII entered into a Reseller Agreement with MARTI for a term of five (5) years, pursuant to which MARTI appointed EYII as the exclusive distributor of certain specially formulated MARTI products on a consignment basis and provide EYII with a 1000 units of inventory for sale to its customers, proceeds of which are subject to fee payments to MARTI as set out in the schedules accompanying the agreement.

On April 22, 2005 Essentially Yours Industries, Inc., our wholly owned subsidiary ("EYII") entered into a Fulfillment Services Agreement with Source 1 Fulfillment ("Source One") to warehouse and ship our products. Pursuant to the terms of the agreement, Source One agreed to provide certain storage and fulfillment services to EYII at the rates set out in the schedules to the agreement. Source One also agreed to pay a referral commission of 10% of all handling fees for any client EYII brings to Source One. The agreement is for a term of one year and automatically renews each year unless terminated by either party in accordance with the terms of the agreement. Subsequently in May, 2005 we ceased warehousing and distributing our products through Halo Distribution LLC ("Halo"), our wholly owned subsidiary.
We presently intend to continue warehousing and shipping our products through Source One.

On April 4, 2005 we entered into a redemption agreement with TAIB Bank E.C. ("TAIB") pursuant to which TAIB agreed to acquire by assignment a two year 5% secured convertible debenture issued to Cornell Capital Partners, L.P. ("Cornell") in the amount of $245,000, and a two year 5% convertible debenture in the amount of $5,000 held by Kent Chou, in consideration of which we agreed not to modify or renegotiate the terms of our Standby Equity Distribution Agreement ("SEDA") with Cornell, and to use any proceeds obtained by EYI under the SEDA to make payments on the debentures. The debentures were assigned to TAIB on April 4, 2005.

On February 24, 2005 we received a loan of $200,000 from Cornell
secured by a secured promissory note (the "Secured Note").   Under
the terms of the Secured Note, the loan is payable by April 24, 2005 and accrues interest at a rate of 12% per annum. In connection with the issuance of the Secured Note, we agreed to: (i) pay Cornell a fee of $20,000; and (ii) pay Yorkville Advisors Management LLC a structuring fee in the amount of $2,500. As a condition to Cornell's entry into the Secured Note on February 24, 2005, an employee of EYI, Janet Carpenter, entered into a guaranty agreement with Cornell and a pledge and escrow agreement with Cornell and David Gonzalez.
Pursuant to the terms of the guaranty agreement and the pledge and escrow agreement, Ms. Carpenter agreed to: (i) personally guarantee the payment and performance obligations of EYI under the Secured
Note; and (ii) pledge to Cornell 3,000,000 shares of EYI held by her to secure the obligations of EYI under the Secured Note. In consideration of Ms. Carpenter providing the guarantee and pledge, EYI entered into a bonus shares agreement dated February 14, 2005 with Ms. Carpenter, pursuant to which we agreed to issue to Ms. Carpenter 800,000 shares of our common stock at a deemed price of $0.05 per share. The shares are to be issued to Ms. Carpenter pursuant to Regulation S of the Securities Act.

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

In January, 2005, our wholly owned subsidiary 642706 B.C. Ltd. ("EYI Sub"), doing business as EYI Management, entered into a lease agreement with Golden Plaza Company Ltd. and 681563
BC Ltd., for the purpose of leasing a 12,200 square foot building located in Burnaby, British Columbia, Canada. The lease is for a term of seven years ending December 31, 2011 and renewable for an additional period of five years.

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

To further facilitate growth and benefit from certain competitive advantages conferred by the new commission plan, we upgraded our Internet support sites, created a trainer field certification program, developed a regional training program and increased our face to face training capability. These support tools are intended to ensure compliance, mature team and territory development and assist sales growth.

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

During the fourth quarter of 2004, we launched our new product, Prosoteine. Over the next twelve months, we intend to launch the second phase of this campaign which includes an in-house-developed 6-week training program called "15/5" which is designed to teach our IBAs and their guests about Prosoteine in a telephone conference forum. The first 15/5 class started February
8, 2005 and ran for 8 weeks, class two with a new 6-week program began April 5, 2005 and concluded May 10, 2005.
Additionally, we intend to distribute support materials.

Our plan of operation over the next twelve months is to
expand the marketing of our Calorad product
by internet direct and the distribution network. We also
intend to support the growth and expansion of the Sales
Communication department.  Their success is measured on
the number of inactive IBAs who, through the efforts of
the Sales Communication department, become current with
their membership fees and purchase our products.  As the
revenues generated by this department grow, we intend to
add additional staff.  Also, over the next twelve months
we intend to promote our Autoship Program by offering one
or more of the following:  initial incentives, purchase
discounts, and long-term commitment rewards.   We believe
that our automated ordering system supports on-going sales.



RESULTS OF OPERATIONS

First Quarter Summary



                                Three Months Ended    Three Months Ended
                                March 31, 2005        March 31, 2004
Revenue                         $1,313,768            $1,529,195
Cost of goods sold                $251,149              $417,490
Gross profit before
commission expense              $1,062,620            $1,111,705
Commission expense                $471,605              $414,605
Gross profit after cost of goods
sold and commission expense       $591,015              $697,100
Operating expenses              $1,237,108            $1,103,878
Operating loss                   ($646,093)            ($406,778)


Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues

During the three months ended March 31, 2005 we had total revenues of $1,313,768 as compared to revenues of $1,529,195 for the same period in 2004 which represents a decline of $215,427 or 14%. The decrease in our revenues can be primarily attributed to the following factors:

*	Our inability to attract new IBA's
*	Lack of IBA participation in our auto-ship program
*	our inability to fund marketing initiatives and programs that may promote growth within new markets and existing ones.

Gross Profit

During the three months ended March 31, 2005 as compared to the same period in 2004, we had gross profits of $591,015 and $697,100 respectively. This represents a decline of $106,085 or 15%. The decline in our gross profit primarily attributed to our decreased sales.

Expenses

Operating expenses:

The following table summarizes operating expenditures for the periods indicated:


                                   Three Months         Three Months Ended
                                   March 31, 2004       March 31, 2005

OPERATING EXPENSES
Consulting fees                    $237,962             $250,520

Legal and professional fees         $69,125              $20,052

Customer service                    $86,534             $124,339

Finance and administration         $208,080             $219,223

Sales and marketing                  $3,718              $27,556

Telecommunications                 $119,162             $105,062

Wages and benefits                 $406,627             $252,066

Warehouse expense                  $105,900             $105,060

Total Operating Expenses         $1,237,108           $1,103,878


We incurred operating expenses in the amount of $1,237,108 for the three months ended March 31,2005, compared to $1,103,878 for the three months ended March 31, 2004. The following explains the most significant changes during the periods presented:

Legal and Professional fees - For the three months ended March 31, 2005, legal and professional fees totaled $69,125 and represented 6% of our total operating expenditures, as compared to $20,052 or 2% of the total operating expenditures for the three months ended March 31 2004. The increase is primarily attributed to the costs associated with our reporting obligations under the Exchange Act.

Customer Service - For the three months ended March 31, 2005, customer services fees totaled $86,534 and represented 7% of our total operating expenditures, as compared to $124,339 or 10% of the total operating expenditures for the three months ended March 31, 2004. Until April 2004, we acquired our customer service support department through a management agreement with EYI Corp. In April 2004, we hired our own employees to perform this function and therefore, the related expenses are now included under Wages and Benefits.

Wages and benefits - For the three months ended March 31, 2005, wages and benefits totaled $406,627 and represented 33% of our total operating expenditures, as compared to $252,066 or 20% of the total operating expenditures for the three months ended March 31, 2004. This increase is primarily a combination of expanding our staff in April 2004 as indicated above,and we also recorded an expense for vested stock options granted to our employees during this quarter.

FINANCIAL CONDITION

Cash and Working Capital

                                                                  Percentage

                 At March 31, 2005    At December 31,      Increase / (Decrease)
                                         2004
Current Assets  $1,187,378            $1,280,879            (7%)
Current
Liabilities     $2,828,236            $2,361,120            20%
Working Capital
(Deficit)      ($1,640,858)          ($1,080,241)           (52%)

We had cash of $5,450 as at March 31, 2005, compared with cash of $33,018 as at December 31, 2004. We had a working capital deficit at March 31, 2005 and March 31, 2004 of $1,640,848 and $1,080,241 respectively. The increase in our working capital deficit was primarily attributed to the increase in our trade payables and related party payables.


Liabilities

                                                                 Percentage

               At March 31, 2005    At December 31,          Increase / (Decrease)
                                       2004
Accounts Payable
and Accrued
Liabilities       $1,398,316       $1,218,178                 15%

Accounts Payable-
Related Parties     $691,473         $590,146                 17%

Convertible Debt-
Related Party, Net
Of  Discount        $417,886         $379,724                 10%

Loan Payable,
Cornell             $200,000		$0		     100%


We had an increase of 15% in Accounts Payable and Accrued Liabilities during the three months which represents the increase in unpaid trade payables. We also experienced a 17% increase in Accounts Payable-
Related Parties which is due to the increase in unpaid wages of two of our officers and an increase in the amount owed to EYI Corp. The increase in convertible debt relates to the interest accrued on the debt.

Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2005 was $157,219 compared to $204,497 for the comparative period in 2004,representing a decrease of $47,278 or 23%.

Cash Provided by Financing Activities

We have continued to finance our business primarily through private placement sales of our common stock, exercises of stock options, short term loans, conversion of accrued liabilities into stock and through increases in our accrued liabilities and accounts payable. Cash provided by financing activities for the three months ended March 31, 2005 was $141,324,compared to $181,578 for the three months ended March 31, 2004.

Financing Requirements

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we had negative working capital of approximately $1,640,000 and an accumulated deficit of approximately $7,900,000 incurred through March 31, 2005.

Our current sources of working capital are sufficient to satisfy our anticipated current working capital needs. In the event we do not receive further financing from our arrangements with Cornell, we will be required to seek additional financing to fully implement our business plan. We may not be able to obtain additional working capital on acceptable terms, or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern.
We anticipate that any additional financing would be through the sales of our common or preferred stock or placement of convertible debt. We presently do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise any additional capital that we require to continue operations.
In the event that we are unable to raise additional financing on acceptable terms, then we may have to scale back our plan of operations and operating expenditures. We anticipate that we will continue to incur losses until such time as the revenues we are able to generate from sales and licensing of our products exceed our increased operating expenses. We base this expectation in part on the expectation that we will incur increased operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statemetns, which are included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

As of March 31, 2005, we had an accumulated deficit of $7,868,993.
We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

We have relied on significant external financing to fund our operations. As of March 31, 2005, we had $5,450 of cash on hand and our total current assets were $1,187,378. Our current liabilities were $2,210,350 as at March 31, 2005. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations,it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot draw down on the Standby Equity Distribution Agreement, we believe that we will be required to seek additional financing to fund our continued operations. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have been subject to a going concern option from our independent auditors

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2004, relative to our ability to continue as a going concern. We have negative working capital of approximately $1,030,000 and an accumulated deficit incurred through March 31, 2005, which raises substantial doubt about our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We are dependent on our IBAs for our product marketing efforts.

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
*	is intended for ingestion in pill, capsule, tablet,
or liquid form.
*	is not represented for use as a conventional food
or as the sole item of a meal or diet.
*	is labeled as a "dietary supplement" .

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

Dietary Supplements

*Calorad(R)

*Agrisept-L(R)

*Oxy-Up(R)

*Triomin

*Noni Plus(R)

*Iso-Greens(R)

*Definition (drops)(R)

*Essential Omega

*Prosoteine(R)

Personal Care Products

*Definition (cream)(R)

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

We are subject to the risk of challenges to the legality of our network marketing organization by our IBAs, both individually and as a class. Generally, such challenges would be based on claims that our network marketing program was operated as an illegal "pyramid scheme" in violation of federal securities laws, state unfair practice and fraud laws and the Racketeer
Influenced and Corrupt Organizations Act. An illegal pyramid scheme is generally a marketing scheme that promotes "inventory loading" and does not encourage retail sales of the products and services to ultimate consumers. Inventory loading occurs when distributors purchase large quantities of non-returnable inventory to obtain the full amount of compensation available under the network marketing program. In the event of challenges to the legality of our network marketing organization by our IBAs, there is no assurance that we will be able to demonstrate that:

*	our network marketing policies were enforced, and
*	the network marketing program and IBAs' compensation
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

The introduction by us or our competitors of new dietary supplement or personal care products offering increased functionality or enhanced results may render our existing products obsolete and unmarketable.
Therefore, our ability to successfully introduce new products into the market on a timely basis and achieve acceptable levels of sales has and will continue to be a significant factor in our ability to grow and remain competitive and profitable. In addition, the nature and mix of our products are important factors in attracting and maintaining our network of IBAs, which consequently affects demand for our products.
Although we seek to introduce additional products, the success of new products is subject to a number of conditions, including customer acceptance. There can be no assurance that our efforts to develop innovative new products will be successful, or customers will accept new products.

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

With respect to product liability claims, we have coverage of $2,000,000 per occurrence and $2,000,000 in the aggregate. Because our policies are purchased on a year to year basis, industry conditions or our own claims experience could make it difficult for us to secure the necessary insurance at a reasonable cost. In addition, we may not be able to secure insurance that will be adequate to cover liabilities. We generally do not obtain contractual indemnification from parties supplying raw materials or marketing our products.
In any event, any such indemnification is limited by its terms and, as a practical matter, to the creditworthiness of the other party. In the event that we do not have adequate insurance or contractual indemnification, liabilities relating to defective products could require us to pay the injured parties' damages which are significant compared to our net worth or revenues.

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

Our common stock is "penny stock", which may make it more difficult for investors to sell their shares due to suitability requirements

Our common stock is deemed to be a "penny stock" as
that term is defined in Rule 3a51-1 promulgated
under the Securities Exchange Act of 1934.  Penny stocks
are stock:
*	With a price of less than $5.00 per share;
*	That are not traded on a "recognized" national
exchange;
*	Whose prices are not quoted on the Nasdaq
automated quotation system (Nasdaq listed stock must
still have a price of not less than $5.00 per share; or
*	In issuers with net tangible assets less than
$2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million
(if in continuous operation for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.
These requirements may reduce the potential market for our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

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

3.	Agreement with Source, Inc.

In February 2004 we entered into a letter of commitment with Source, Inc. ("Source") for the purpose of further developing our corporate marketing position with Source and for assistance in raising equity capital. Pursuant to the terms of the letter agreement, we agreed to (i) pay Source 20% of the gross revenues generated by Source under a Corporate Marketing Organization Agreement ("CMO Agreement") previously entered into with Premier Lifestyles International Corporation, a company related to Source;
(ii) to offer up to $4,000,000 of EYI restricted stock over a 90 day period at $0.21 per share and warrants exercisable at a price of $0.30 per share for investors referred to EYI by Source in connection with any equity offerings by EYI; (iii) at the end of the 12 months period following execution of the agreement, and if Source had referred enough investors to raise a minimum of $500,000, to issue to Source $1,800,000 in common stock of EYI or pay the balance in cash; and (iv) on a monthly basis, during the 12 month period,pay 50% of all monies collected by EYI from Source referred investors, to be paid to Source towards the $1,800,000 to pay for the CMO Agreement and $300,000 towards a proposed web portal. Subsequently, we terminated the CMO Agreement in accordance with its terms in July, 2004 and notified Source that they failed to raise the minimum funding of $500,000 in connection with EYI's equity offering closing in June, 2004. Source has notified EYI that they dispute the fact that they did not raise the minimum financing amount. Management believes that if Source were to advance any such claims against EYI its chance of success would be remote and we intend to vigorously defend against any potential legal claims respecting this matter.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Description of Exhibit
Number
3.1     Articles of Incorporation.(1)
3.2     Certificate of Amendment to Articles of Incorporation
dated December 29, 2003.(11)
3.3     Certificate of Amendment to Articles of Incorporation
dated December 31, 2003.(11)
3.4     Bylaws.(1)
3.5     Amended Bylaws. (12)
10.1 Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and Flaming Gorge, Inc.(1)
10.2 Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and O'Neill Enterprises, Inc.(1)
10.3 First Amendment to Trust Agreement dated December 23, 2003, between Jay Sargeant and twelve named trust beneficiaries, revising the terms of the Declaration of Trust dated as of May 27, 2002, between Jay
        Sargeant and twelve named trust beneficiaries.(5)
10.4 Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, A Nevada corporation, and certain shareholders of EYI Industries, Inc., A Nevada corporation.(5)
10.5    Stock Compensation Program(4)
10.6    Consulting Agreement dated December 27, 2003 between
Rajesh Raniga Inc. and Safe ID Corporation.(6)
10.7    Consulting Agreement dated January 1, 2004 between
EYI Industries, Inc. and O'Neill Enterprises Inc.(6)
10.8    Consulting Agreement dated January 1, 2004 between
EYI Industries, Inc. and Flaming Gorge, Inc. (6)
10.9    Addendum to the Distribution and License Agreement
between Essentially Yours Industries, Inc. and Nutri-
        Diem Inc. dated April 30, 2004.(6)
10.10   Letter Agreement dated May 4, 2004 between Eye Wonder,
Inc. and EYI Industries, Inc.(6)
10.11   Standby Equity Distribution Agreement, dated June 22,
2004 by and between EYI Industries, Inc. and
        Cornell Capital Partners, LP(6)
10.12   Registration Rights Agreement, dated June 22, 2004
by and between EYI Industries, Inc. and Cornell
        Capital Partners, LP(6)
10.13   Escrow Agreement, dated June 22, 2004 by and between
EYI Industries, Inc. and Cornell Capital Partners,
        LP(6)
10.14   Placement Agent Agreement, dated June 22, 2004 by
and between EYI Industries, Inc. and Cornell Capital
        Partners, LP(6)
10.15   Compensation Debenture, dated June 22, 2004(7)
10.16   Securities Purchase Agreement, dated June 22, 2004
by and between EYI Industries, Inc. and Cornell
        Capital Partners, LP(6)
10.17   Investor Registration Rights Agreement, dated June
22, 2004 by and between EYI Industries, Inc. and
        Cornell Capital Partners, LP(6)
10.18   Security Agreement, dated June 22, 2004 by and
between EYI Industries, Inc. and Cornell Capital Partners,
        LP(6)
10.19   Irrevocable Transfer Agent Instructions, dated June
22, 2004, by and among EYI Industries, Inc., Cornell
        Capital Partners, LP and Corporate Stock Transfer(6)
10.20   Escrow Agreement, dated June 22, 2004 by and among
EYI Industries, Inc., Cornell Capital Partners, L.P.
        and Butler Gonzalez, LLP(6)
10.21   Form of Secured Convertible Debenture(6)
10.22   Form of Warrant(7)
10.23   Letter Agreement dated May 25, 2004 between EYI
Industries, Inc. and Source Capital Group, Inc.(8)
10.24   Lease Agreement dated May 1, 2003 among 468058
B.C. Ltd., 642706 B.C. Ltd., Essentially Yours
        Industries Corp., and Essentially Yours
Industries, Inc. (8)
10.25   Amendment to Lease Agreement dated January 9,
2004 between Business Centers, LLC and Halo
        Distribution, LLC. (8)
10.26   Subsidy Agreement dated July 23, 2004 between
Essentially Yours Industries, Inc. and Winslow Drive
        Corp. (8)
10.27   Subsidy Agreement dated July 23, 2004 between
Essentially Yours Industries, Inc. and Premier Wellness
        Products. (8)
10.28   Subsidy Agreement dated July 23, 2004 between
Essentially Yours Industries, Inc. and Stancorp. (8)
10.29   5% Secured Convertible Debenture dated September
24, 2004 between EYI Industries, Inc. and Cornell
        Capital Partners, LP(8)
10.30   5% Secured Convertible Debenture dated September
27, 2004 between EYI Industries, Inc. and Kent
        Chou(8)
10.31   5% Secured Convertible Debenture dated September
27, 2004 between EYI Industries, Inc. Taib Bank,
        E.C.(8)
10.32   Assignment Agreement dated September 27, 2004
between Cornell Capital Partners, LP and Taib Bank,
        E.C. (8)
10.33   Assignment Agreement dated September 27, 2004
between Cornell Capital Partners, LP and Kent Chou(8)
10.34   Joint Venture Agreement dated May 28, 2004
between EYI Industries, Inc.,  World Wide Buyer's Club Inc.
        and Supra Group, Inc.(9)
10.35   Indenture of Lease Agreement dated January 3, 2005
between Golden Plaza Company Ltd., 681563 B.C.
        Ltd., and 642706 B.C. Ltd.(10)
10.36   Consulting Services Agreement dated March 5, 2004
between EYI Industries, Inc. and EQUIS Capital
        Corp.(13)
10.37   Letter dated May 25, 2004 between Source Capital
Group, Inc. and EYI Industries, Inc.(14)
10.38   Consulting Agreement dated April 1, 2004 between
EYI Industries, Inc. and Daniel Matos(14)
10.39   Loan Agreement between Janet Carpenter and EYI
Industries, Inc.,  dated February 10, 2005(15)
10.40   Promissory Note dated February 10, 2005 between
Janet Carpenter and EYI Industries(15)
10.41   Bonus Share Agreement between Janet Carpenter and
EYI Industries, Inc. dated February 14, 2005(15)
10.42   Pledge and Escrow Agreement dated February 24,
2005 between Janet Carpenter, Cornell Capital Partners,
        LP and David Gonzalez. (15)
10.43   Guaranty Agreement dated February 24, 2005 between
Janet Carpenter, Cornell Capital Partners, LP(15)
10.44   Secured Promissory Note dated February 24, 2005 between
EYI Industries, Inc. and Cornell Capital
        Partners, LP(15)
10.45   Agreement dated April 22, 2005 between Essentially
Yours Industries Inc. and Source 1 Fulfillment
10.46 Reseller Agreement dated May 11, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic
        Removal Technology, Inc. (16)
10.47   Termination Agreement dated May 13, 2005 between
EYI Industries Inc. and Cornell Capital Partners, LP
10.48   Standby Equity Distribution Agreement dated May 13,
2005 between EYI Industries Inc. and Cornell
        Capital Partners, LP
10.49   Registration Rights Agreement dated May 13, 2005
between EYI Industries Inc. and Cornell Capital
        Partners, LP
10.50   Escrow Agreement dated May 13, 2005 between EYI
Industries Inc. and Cornell Capital Partners, LP
10.51   Placement Agent Agreement dated May 13, 2005 between
EYI Industries Inc. and Cornell Capital Partners,
        LP
14.1    Code of Ethics(5)
21.1    List of Subsidiaries(15)
31.1    Certification of Chief Executive Officer pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002
31.2    Certification of Chief Financial Officer pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002
32.1    Certification of Chief Executive Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section
        906 of the Sarbanes-Oxley Act of 2002
32.2    Certification of Chief Financial Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section
        906 of the Sarbanes-Oxley Act of 2002
Notes
(1)	Filed as an exhibit to the registration statement on
Form 10-SB/A of Safe ID Corporation,
filed with the SEC on September 21, 2000.
(2)	Filed as an exhibit to the registration statement on
Form SB-2 of Essentially Yours
Industries, Inc., filed with the SEC on November 12, 2002.
(3)	Filed as an exhibit to our Current Report on Form 8-K,
filed with the SEC on January 8, 2004.
(4)	Filed as an exhibit to our Registration Statement on
Form S-8, filed with the SEC on March 30, 2004.
(5)	Filed as an exhibit to our annual report on Form
10-KSB for the year ended December 31, 2003, filed with the
SEC on April 14, 2004.
(6)	Filed as an exhibit to our quarterly report on Form
10-QSB for the period ended March 31, 2004, filed with the
SEC on May 24, 2004.
(7)	Filed as an exhibit to our registration statement
on Form SB-2, filed with the SEC on September 17, 2004.
(8)	Filed as an exhibit to our quarterly report on
Form 10-QSB for the period ended September 30, 2004, filed
with the SEC on November 22, 2004.
(9)	Filed as an exhibit to our Amendment No. 1 to our
registration statement on Form SB-2 on December 23, 2004.
(10)	Filed as an exhibit to our Current Report on Form
8-K, filed with the SEC on January 12, 2005.
(11)	Filed as an exhibit to our quarterly report on
Form 10-QSB for the period ended September 30, 2004, filed
with the SEC on November 22, 2004.
(12)	Filed as an exhibit to our Current Report on
Form 8-K, filed with the SEC on March 10, 2005.
(13)	Filed as an exhibit to our quarterly report on
Form 10-QSB/A for the period ended March 31, 2004, filed
with the SEC on December 15, 2004.
(14)	Filed as an exhibit to our quarterly report on
Form 10-QSB/A for the period ended June 30, 2004, filed
with the SEC on December 15, 2004.
(15)	Filed as an exhibit to our annual report on Form
10-KSB for the period ended December 31, 2004, filed with
the SEC on April 18, 2005.
(16)	Filed as an exhibit to our Current Report on Form
8-K, filed with the SEC on May 17,
2005.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYI INDUSTRIES, INC.

By: /s/ Jay Sargeant

Jay Sargeant


President, Chief Executive Officer,and Director
(Principal Executive Officer)


Date: May 20, 2005




By:  /s/ Rajesh Raniga

Rajesh Raniga


Chief Financial  Officer
(Principal Accounting Officer)
Date: May 20, 2005