Form 10QSB
period 2005-06-30
EYI INDUSTRIES INC.
filed 2005-08-19
CIK 1104120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2005

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934


               For the transition period __________ to __________


                        Commission File Number: 000-29803

                              EYI INDUSTRIES, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                      88-0407078
              ------                                      ----------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

       7865 Edmonds Street
        Burnaby, BC CANADA                                  V3N 1B9
        ------------------                                  -------
      (Address of principal executive offices)             (Zip Code)

   Issuer's telephone number, including area code:       (604) 759-5031
                                                         --------------

                                 NOT APPLICABLE
                                 --------------
           (Former name, former address and former fiscal year end, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X| No |_|


        Indicate by check mark whether the registrant is a shell company
                (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 167,803,292 shares of common stock issued and outstanding as of August 19, 2005.


 Transitional Small Business Disclosure Format (check one): Yes |_|   No |X|

                         PART I - FINANCIAL INFORMATION


ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.


As used in this quarterly report, the terms "we", "us", "our", "EYI" and "our company" mean EYI Industries, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

EYI INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                 June 30, 2005         December 31, 2004
ASSETS                                                                            (Unaudited)
         CURRENT ASSETS
                  Cash                                                          $            --       $              --
                  Restricted cash                                                            --                 100,248
                  Accounts receivable, net of allowance                                  40,455                  36,061
                  Related party receivables                                               4,295                       -
                  Prepaid expenses                                                      669,157                 852,764
                  Inventory                                                             191,210                 239,641
                           TOTAL CURRENT ASSETS                                         905,116               1,228,714

         OTHER ASSETS
                  Property, plant and equipment, net                                     30,079                  32,596
                  Deposits                                                               27,746                   2,236
                           TOTAL OTHER ASSETS                                            57,825                  34,832

         INTANGIBLE ASSETS                                                               15,481                  16,561

         TOTAL ASSETS                                                           $       978,422       $       1,280,107

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

         CURRENT LIABILITIES
                  Bank indebtedness                                             $        24,112       $          72,456
                  Accounts payable and accrued liabilities                            1,467,479               1,141,001
                  Accounts payable - related parties                                    765,241                 159,455
                  Interest payable, convertible debt                                     31,364                  10,616
                  Notes payable - related party                                          40,000                  90,000
                  Convertible debt-related party, net of discount                       432,918                 379,724
                  Loan payable, Cornell                                                 200,000                       -
                           TOTAL CURRENT LIABILITIES                                  2,961,114               1,853,252

         LIABILITIES FROM DISCONTINUED OPERATIONS                                       382,067                 405,838

         MINORITY INTEREST IN SUBSIDIARY                                                306,514                 346,819

STOCKHOLDERS' EQUITY (DEFICIT)
                  Preferred stock, $0.001 par value; 10,000,000 shares
                  authorized, no shares issued and outstanding                               --                      --
                  Common stock, $0.001 par value; 300,000,000 shares
                  authorized, 167,803,292 and 162,753,092  shares issued
                  and outstanding, respectively                                         167,803                 162,753
                  Additional paid-in capital                                          3,708,856               3,048,606
                  Stock options and warrants                                          2,378,994               2,563,043
                  Subscription receivable                                             (195,000)                (15,000)
                  Accumulated deficit                                               (8,731,926)             (7,085,205)
                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              (2,671,273)             (1,325,802)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $       978,422       $       1,280,107


         The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                           Three Months Ended                      Six Month Ended

                                                     June 30, 2005     June 30, 2004         June 30, 2005    June 30, 2004
                                                       (Unaudited)       (Unaudited)           (Unaudited)      (Unaudited)

REVENUE                                              $   1,225,216         1,928,630         $   2,514,283        3,420,438

COST OF GOODS SOLD                                         254,402           668,933               489,936        1,082,693
                                                           970,814

GROSS PROFIT  BEFORE COMMISSION EXPENSE                                    1,259,697             2,024,347        2,337,745

COMMISSION EXPENSE                                         450,857           664,290               922,462        1,078,895

GROSS PROFIT AFTER COST OF GOODS SOLD AND
COMMISSION EXPENSE                                         519,957           595,407             1,101,885        1,258,850

GROSS PROFIT AFTER COMMISSION EXPENSE

OPERATING EXPENSES
         Consulting fees                                   240,848           255,374               478,810          505,894
         Legal and professional                             80,512           147,072               146,757          166,374
         Customer service                                   65,471           253,078               152,005          377,417
         Finance and administration                        155,398            47,730               363,478          266,953
         Sales and marketing                                 1,273             8,253                 4,991           35,809
         Telecommunications                                124,890            90,369               242,258          193,067
         Wages and benefits                                371,526           270,599               743,152          486,669
         Warehouse expense                                  16,819           119,036                61,846          157,142
          TOTAL OPERATING EXPENSES                       1,056,737         1,191,511             2,193,297        2,189,325

OPERATING LOSS                                           (536,780)         (596,104)           (1,091,412)        (930,475)

OTHER INCOME (EXPENSES)
         Interest and other income                             319             3,173                 3,468            9,411
         Interest expense                                 (34,442)          (12,511)              (54,578)         (33,991)
         Foreign currency gain/(discount)                 (13,191)             2,616             (149,487)          (6,187)
         TOTAL OTHER INCOME (EXPENSES)                    (47,314)           (6,722)             (200,597)         (30,767)

NET LOSS BEFORE TAXES                                     (584,094         (602,826)           (1,292,009)        (961,242)

PROVISION FOR INCOME TAXES                                      --                --                    --               --

NET LOSS BEFORE ALLOCATION TO MINORITY
INTEREST                                                 (584,094)         (602,826)           (1,292,009)        (961,242)

ALLOCATION OF LOSS TO MINORITY INTEREST                     17,161            13,067                32,749           21,683

ALLOCATION OF LOSS TO DISCONTINUED OPERATIONS            (296,000)          (98,283)             (387,461)        (170,690)

NET LOSS                                             $   (862,933)         (688,042)         $ (1,646,721)      (1,110,249)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE                            $      (0.01)               nil$        $      (0.01)           (0.01)
NET LOSS PER COMMON SHARE:  DISCONTINUED
OPERATIONS                                                     nil               nil                   nil              nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUSTANDING

FOR BASIC AND DILUTED CALCULATION                      157,060,345       154,888,830           149,845,868      152,852,287

         The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                          Common Stock                     Discount
                    -----------------------   Additional   on
                     Number of                Paid-in      Common      Subscription    Option/       Retained
                       Shares        Amount   Capital      Stock        Receivable     Warrants      Earnings         Total

Stock issued for
cash on June 21,
2002                  23,026,200  $  23,026  $    6,974   $       --    $        --   $      --   $        --     $      30,000

Contribution of
assets,
liabilities and
subsidiaries
acquired at
June 30, 2002         92,104,800     92,105          --      (53,598)            --          --            --            38,507

Net loss for
period ended
June 30, 2002                 --         --          --           --                         --        (7,967)           (7,967)

Balance, June 30,
2002                 115,131,000    115,131       6,974      (53,598)            --          --        (7,967)           60,540

Shares issued for
cash in private
placement for
$1.50 per share,
net of prorata
share of private
placement
fees of $61,206        2,914,603      2,915     477,307           --             --          --            --           480,222

Net loss for
fiscal year
ended
June 30, 2003                 --         --          --           --             --          --    (1,644,456)       (1,644,456)

Balance, June 30,
2003                 118,045,603    118,046     484,281      (53,598)            --          --    (1,652,423)       (1,103,694)

Recapitalization
and share
exchange
(restated)            30,135,067     30,135     343,691           --             --     128,385            --           502,211

Net loss for
fiscal year
ended
December 31,
2003                          --         --          --           --             --          --      (969,987)         (969,987)

Balance, December
31, 2003
(restated)           148,180,670    148,181     827,972      (53,598)            --     128,385    (2,622,410)       (1,571,470)

Common stock
issued at $0.20
including
warrants less
expenses of
$28,715                1,466,455      1,466     146,930           --             --      70,844            --           219,240

Stock issued at
$0.165 per share
for cashless
exercise of
options in form
of foregone debt       3,200,000      3,200     524,800           --             --          --            --           528,000


EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
--------------------------------------------------------------------------------

                          Common Stock                     Discount
                    -----------------------   Additional   on
                     Number of                Paid-in      Common      Subscription    Option/       Retained
                       Shares        Amount   Capital      Stock        Receivable     Warrants      Earnings         Total
Stock issued for
exercise of
options at $0.20
per share in lieu
of payment
of legal fees            300,000        300      59,700            --          --            --             --         60,000

Stock issued at
$0.165 per share
for cash and
promissory note
for exercise of
options                1,000,000      1,000     164,000            --     (15,000)           --             --        150,000

Common stock
issued at $0.21
including
warrants               5,476,190      5,476     487,381            --          --       657,143             --      1,150,000

Common stock
issued at $0.21
including
warrants less
expenses of
$3,231                   566,833        567      36,369            --          --        78,869             --        115,805

Stock issued for
exercise of
options at $0.22
per share in lieu
of consulting fees        50,000         50      10,950            --          --            --             --         11,000

Stock issued for
deferred
financing costs        1,300,000      1,300     388,700            --          --            --             --        390,000

Adjustment to
subsidiaries
stock held by
minority
interest                 176,534        177      33,126            --          --            --             --         33,303

Stock issued at
$0.28 per share
for consulting
agreement                350,000        350      97,650            --          --            --             --         98,000

Vested stock
options issued
for consulting at
an  average price
of $0.18 per
option                        --         --          --            --          --       128,250             --        128,250

Vested stock
options issued
for compensation
at an  average
price of
$0.18 per option              --         --          --            --          --     1,078,277             --      1,078,277

Stock issued at
$0.165 per share
for cash and
promissory note
for exercise of
options                   36,360         36       7,236            --          --           --              --          7,272

Stock issued for
exercise of
options at $0.08
per share in lieu
of consulting fees       200,000        200      15,800            --           --           --             --         16,000

Stock issued for
exercise of
options at $0.08
per share in lieu
of consulting fees       250,000        250      19,750            --           --           --             --         20,000

Stock issued for
exercise of
options at $0.11
per share by the
CEO                      200,250        200      31,841            --           --      (10,013)            --         22,028

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
--------------------------------------------------------------------------------

                          Common Stock                     Discount
                    -----------------------   Additional   on
                     Number of                Paid-in      Common      Subscription    Option/       Retained
                       Shares        Amount   Capital      Stock        Receivable     Warrants      Earnings         Total
Cancellation of
discount on
common stock                  --         --     (53,598)       53,598           --           --             --             --

Beneficial
conversion of
convertible debt              --         --     250,000            --           --           --             --        250,000

Vested stock
options issued
for compensation
and consulting at
an average price
of $0.12                      --         --          --            --           --    1,087,900             --      1,087,900

Cancelled stock
options issued
for compensation
and consulting at
an average price
of $0.19 per
option                        --         --          --            --           --     (656,612)            --       (656,612)

Net loss for
period ended
December 31, 2004             --         --          --            --           --           --     (4,462,795)    (4,462,795)

Balance December
31, 2004             $162,753,29   $162,753   3,048,606       $    --     $(15,000)  $2,563,043    $(7,085,205)   $(1,325,802)

Stock issued at
$0.06 per
Share for
promissory note
for exercise of
options                3,000,000      3,000     177,000            --     (180,000)          --             --             --

Vested stock
options issued
for consulting at
an average price
of $0.07 per share            --         --          --            --           --       35,250             --         35,250

Vested stock
options issued
for employee
compensation at
an average price
of $0.07 per share            --         --          --            --           --      133,750             --        133,750

Stock issued to
employee for
financing
guaranty & pledge
valued at $0.05
per share                800,000        800      39,200            --           --           --             --         40,000

Nazlin-options
exercised                250,000        250      14,750            --           --       (5,000)            --         10,000

Gladys Sargeant
506 Subscription
Agreement              1,000,000      1,000       4,000            --           --       15,000             --         20,000

Vested stock
option issued for
consulting at an
average price of
$0.03 per share               --         --          --            --           --       62,250             --         62,250

Cancelled stock
options issued
for compensation
and consulting at
an average price
of $0.08 per
option                        --         --          --            --           --     (425,300)       425,300             --

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
--------------------------------------------------------------------------------

                          Common Stock                          Discount
                    -----------------------        Additional     on
                      Number of                     Paid-in      Common      Subscription     Option/       Retained
                        Shares       Amount         Capital      Stock        Receivable      Warrants      Earnings        Total

Net loss for
period ended
June 30, 2005                 --            --           --           --              --             --    (1,646,721)   (1,646,721)

Balance June 30,
2005 (Unaudited)    $167,803,292  $    167,803    3,708,856  $        --    $   (195,000)  $  2,378,994  $ (8,731,926)  $(2,671,273)


         The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                Six Months Ended
                                                                        June 30, 2005       June 30, 2004
                                                                         (Unaudited)         (Unaudited)
                                                                     ---------------------------------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
         Net loss                                                      $    (1,646,720)    $   (1,110,249)
         Loss allocated to minority interest                                    32,750             21,683
                                                                            (1,679,470)        (1,131,932)
         Adjustments to reconcile net loss
                  to net cash used by operating activities:
                  Depreciation and amortization                                 44,064             50,493
                  Stock and warrants issued for employee
                     compensation and consulting                               231,250            198,000
                  Stock issued for options exercised in lieu
                     of legal fees                                                  --             11,000
                  Non cash return of legal fees                                     --            (47,500)
                  Stock issued for financing guaranty and pledge                40,000                 --
                  Discount recognized on convertible debt                       38,159                 --
                  Liabilities in excess of assets on
                     discontinued operations                                    382,06            301,788
                  Decrease (increase) in:
                        Related party receivables                                  427                470
                        Accounts receivable                                      5,351             47,651
                        Prepaid expenses                                       188,013             48,675
                        Inventory                                               48,431             46,049
                        Deposits                                                (3,385)                --
                  Increase (decrease) in:
                        Accounts payable and accrued liabilities               249,301            (94,364)
                        Accounts payable - related parties                     175,096             35,801
                        Net cash used by operating activities                 (280,696)          (533,869)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
         Decrease/(increase) in restricted cash                                100,248             13,368
         Decrease (increase) in property, plant, and equipment                 (12,726)            49,352
         Net cash provided by investing activities                              87,522             62,720

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
         Net change in bank indebtedness                                       (48,344)          (217,158)
         Issuance of stock, net of private placement costs &
           warrants                                                              8,500            485,045
         Proceeds from convertible debt                                             --            202,500
         Net proceeds from loan payable-Cornell                                200,000                 --
         Net cash provided by financing activities                             160,156            470,387

Net increase in cash and cash equivalents                                      (33,018)              (762)

CASH - Beginning of Year                                                        33,018             52,075

CASH - End of Period                                                   $            --     $       51,313

SUPPLEMENTAL CASH FLOW DISCLOSURES:
         Interest expense paid                                         $        34,442     $       33,991
         Income taxes paid                                             $            --     $           --

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
         Stock subscription issued for promissory note                 $       180,000     $       15,000
         Stock options vested for compensation and consulting          $       231,250     $           --
         Stock issued for options exercised in lieu of debt            $            --     $      528,000
         Stock issued for options exercised in lieu of legal fees      $        10,000     $       71,000
         Stock and warrants issued for prepaid expenses                $            --     $    1,150,000
         Stock issued for deferred offering costs                      $            --     $      390,000
         Stock and warrants issued for expenses                        $            --     $      198,000
         Stock and warrants issued through 506 Private Placement       $        20,000     $           --

         The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

Essentially Yours Industries, Inc. (hereinafter "EYI") was incorporated on June 21, 2002 in the State of Nevada. The main business activities of Essentially Yours Industries, Inc. were acquired through a merger with the former entity, Burrard Capital, Inc., and other entities involved in EYI's reorganization. On December 31, 2003, EYI entered into a share exchange agreement of its stock with Safe ID Corporation ("Safe ID"). This transaction was accounted for as a share exchange and recapitalization. As a result of this transaction, Safe ID has changed its name to EYI Industries, Inc. (the "Company") and is acting as the parent holding company for the operating subsidiaries.

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

The Company has four wholly owned subsidiaries. The first subsidiary is Halo Distribution LLC (hereinafter "Halo"), which was organized on January 15, 1999, in the State of Kentucky. Halo was the distribution center for the Company's product in addition to other products until April 30, 2005 at which time the Company made the decision to discontinue its operations (see Note 11). The second subsidiary is RGM International Inc., which was incorporated on July 3, 1997, in the State of Nevada. RGM International Inc. is a dormant investment company, which owns one percent of Halo. The third subsidiary is Essentially Yours Industries (Canada) Inc. (hereinafter "EYI Canada"), which was organized on September 13, 2002, in the province of British Columbia, Canada. EYI Canada markets health and wellness care products for use in Canada. The fourth subsidiary is 642706 B.C. Ltd., doing business as EYI Management, which was organized on February 22, 2002, in the province of British Columbia, Canada. EYI Management provides accounting and marketing services to the consolidated entity.

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


The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

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

Inventory
The Company records inventories at the lower of cost or market on a first-in, first-out basis. Our product inventory is reviewed each month and also when the re-order of the product is necessary. On a monthly basis, our inventory is reviewed based on the expiration of our existing inventory. Product that has a shelf-life of less than 60 days is written off or discounted.

A re-order review consists of an evaluation of our current monthly sales volume of the product, cost of product, shelf-life of the product, and the manufacturers minimum purchase requirement which all determine the overall potential profitability or loss of re-ordering. If the re-order of the product has an assessed loss, then the recommendation to management is to remove the product from the product line.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Restricted Cash
Restricted cash includes deposits held in a reserve account in the amount of $0 and $100,248 at June 30, 2005 and December 31, 2004 respectively. Such deposits are required by the bank as protection against unfunded charge backs and returns of credit card transactions. Effective June 9, 2005, the bank deemed that this deposit is no longer necessary and released the funds to the Company.

Revenue Recognition
The Company is in the business of selling nutritional products in two categories: dietary supplements and personal care products. Sales of personal care products represent less than 5% of the overall revenue and therefore are not classified separately in the financial statements. The Company recognized revenue from product sales when the products are shipped and title passes to customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted $74,646 and $117,700 for the six months ended June 30, 2005 and June 30, 2004 respectively.

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

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital of approximately $2,056,000 and an accumulated deficit incurred through June 30, 2005. The Company also has limited cash resources and a history of recurring losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

On June 30, 2002, the shareholder of EYII exchanged all of the outstanding shares of EYII for 12,000,000 common shares of Burrard Capital Inc ("Burrard"), a shell company with no assets or business operations. Concurrent with this transaction, EYII was merged into Burrard with Burrard emerging as the surviving entity. The combined entity was renamed Essentially Yours Industries, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of EYII with EYII as the acquirer. Prior to this merger, EYII and RGM were considered to be dormant companies, with the activities of HALO being consolidated directly with EYII Corp. although the legal ownership was vested in EYII and RGM. Therefore, the losses from HALO operations and the other economic impacts prior to June 30, 2002 are considered to be the separate activity of EYI Corp.

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

NOTE 4 - ACCOUNTS RECEIVABLE AND CREDIT RISK

Accounts receivable, net of allowance at June 30, 2005 and December 31, 2004 consist of amounts due from direct retail clients of EYII.

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

On September 24, 2004, the Company issued to Cornell Capital Partners, LP ("Cornell") a 5% secured convertible debenture in the principal amount of $250,000 with a term of two years, and interest at 5%. The debenture is convertible into the Company's common stock at a price per share equal to the lessor of (a) 120% of the closing bid price by the second anniversary date of issuance or (b) 100% of the lowest daily volume weighted average price for the 30 days immediately prior to conversion. On September 27, 2004, the Company re-assigned $245,000 of this debenture to Taib Bank, E.C. and reassigned $5,000 of debenture B to an individual. Under the debenture agreement, the Company's failure to issue unrestricted, freely tradable common stock to Cornell or Taib Bank, E.C. or the individual upon conversion after the registration statement filed pursuant to this transaction has been declared effective would be considered an event of default, thereby entitling Cornell to accelerate full repayment of the convertible securities then outstanding. Under the agreement, the Company is required to maintain available common stock duly authorized for issuance in satisfaction of the convertible. On September 24, 2004 the Company received the $250,000 loan less related expenses of approximately $55,000, which has been allocated as discount on debt and will be amortized over a two year period. The convertible securities are guaranteed by the assets of the Company. Under the agreement, the Company is required to keep available common stock duly authorized for issuance in satisfaction of the convertible. The conversion amount will be the face amount of the convertible plus interest at the rate of 5% per annum from the closing date of September, 2004 to the conversion date, which is the date on which the Company receives a notice of conversion from the investor exercising the right to convert the convertible into common shares of the Company. The convertible will automatically convert into common stock on the second anniversary date of issuance. The terms of the debt do not require regular monthly payments.

The convertible debentures contained a beneficial conversion feature computed at its intrinsic value that was the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt was convertible, multiplied by the number of shares into which the debt was convertible at the commitment date. Since the beneficial conversion feature was to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or $250,000 at December 31, 2004 and $0 at June 30, 2005, was recorded as an interest expense and a component of stockholders' equity on the balance sheet date.

Standby Equity Distribution Agreement
In June, 2004, the Company entered into a standby equity distribution agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to this agreement, Cornell will purchase up to $10,000,000 of the Company's common stock through a placement agent over a two-year period after the effective registration of the shares. In addition, the Company issued 1,300,000 shares of its common stock to Cornell and the placement agent upon the inception of the standby equity distribution agreement. The $390,000 value of these shares was recognized as a period expense due to the fact that the 1,300,000 shares have been deemed to be fully earned as of the date of the agreement. This agreement was replaced with a revised Standby Equity Distribution Agreement with Cornell dated May 13, 2005. The terms of the agreement remain the same. (See Note 10.)


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

NOTE 8 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. As of June 30, 2005 and December 31, 2004 the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 300,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On February 10, 2005, we entered into a loan agreement with one of our employees, pursuant to which we loaned her $180,000 for the purpose of exercising 3,000,000 incentive stock options issued to her under our stock compensation program. The loan is payable on demand and accrues interest at a rate of 4% per annum. The loan was secured by a promissory note dated effective February 10, 2005 and deemed to be a subscription receivable. (See Note 10)

On February 14, 2005 the Company entered into a bonus share agreement with one of our employees and issued 800,000 shares of our common stock at a deemed price of $0.05 per share. These shares were given in consideration for providing the guarantee and pledge necessary for the Cornell loan. (See Note 10) The shares are to be issued pursuant to Regulation S of the Securities Act.

On April 5, 2005, 250,000 options were exercised at $0.04 per share at the aggregate exercise price of $10,000. The options were paid in the form of forgone debt owed to the legal firm by the Company. The Company computed the number of options issued in this transaction based on the estimated fair market value of the Company's common stock on the date of issuance.

On June 9, 2005, the Company sold, under a private placement offering, 1,000,000 shares of common stock at $0.02 per share for a total of $8,500 in cash and $11,500 in the form of forgone debt owed to a consultant and related party. In addition, 3,000,000 warrants were also granted in conjunction with this offering at a price of $0.02. (see Note 9.)

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

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options and warrants for the period ended June 30, 2005; estimated risk-free interest rate of 4%, estimated volatility of 120% and term of two years.

Warrants

During the quarter ended June 30, 2005, the Company sold 1,000,000 common shares through a private placement. In addition, the purchaser of the shares received warrants to purchase three additional share of common stock for each share purchased, exercisable at $0.02 per share for a period of two years.

Stock Options

Following is a summary of the status of the stock options during the six months:

                                                                                         Weighted Average
                                                               Number of Shares            Exercise Price
                                                            ---------------------     ----------------------
Outstanding at December 31, 2004                                  19,747,390             $     0.14

Granted                                                            5,106,610             $     0.06

Exercised                                                         (8,436,610)            $     0.06

Forfeited                                                                 --             $       --
                                                            ---------------------    -----------------------
Options outstanding at June 30, 2005                              16,417,390             $    0.144
                                                            =====================    =======================
Options exercisable at June 30, 2005                              13,772,890             $     0.13
                                                            =====================    =======================

Weighted average fair value of options granted                                              $     0.12
                                                                                     =======================

Summarized information about stock options outstanding and exercisable at June 30, 2005 is as follows:

                                            -----------------------------------------------------------------
                                            Options Outstanding
                                            -----------------------------------------------------------------
              Exercise                                           Weighted Ave.          Weighted Ave.
              Price                         Number               Remaining              Exercise
              Range                         of Shares            Life                   Price
              -----------------------------------------------------------------------------------------------
              $0.04 - $0.26                 22,997,390           2.00                   $      0.13

                                            -----------------------------------------------------------------
                                            Options Exercisable
                                            -----------------------------------------------------------------
              Exercise                                           Weighted Ave.          Weighted Ave.
              Price                         Number               Remaining              Exercise
              Range                         of Shares            Life                   Price
              -----------------------------------------------------------------------------------------------
              $0.11 - $0.22                 20,875,390           2.00                   $      0.12

                                 Number         of     Weighted          Average    Average Exercise Price
                                 Warrants              Remaining Life
                                 --------------------------------------------------------------------------
       Outstanding and
         exercisable             2,751,746             2                            $0.11



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

Lease Payments
The Company has operating lease commitments for its premises, office equipment and an automobile. The minimum annual lease commitments are as follows:

Year ended December 31,                Minimum Amount
-----------------------                --------------
2005                                   $262,805
2006                                   276,739
2007                                   182,432
2008                                   135,000
2009 and thereafter                    435,000

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

Secured Promissory Note
On February 24, 2005 we received a loan of $200,000 from Cornell secured by a secured promissory note. Under the terms of the secured promissory note, the loan is payable by April 24, 2005 and accrues interest at a rate of 12% per annum. In connection with the issuance of the Secured Note, we agreed to: (i) pay Cornell a fee of $20,000; and (ii) pay Yorkville Advisors Management LLC a structuring fee in the amount of $2,500. As a condition to Cornell's entry into the Secured Note on February 24, 2005, an employee of EYI, Janet Carpenter, entered into a guaranty agreement with Cornell and a pledge and escrow agreement with Cornell and David Gonzalez. Pursuant to the terms of the guaranty agreement and the pledge and escrow agreement, Ms. Carpenter agreed to: (i) personally guarantee the payment and performance obligations of EYI under the Secured Note; and (ii) pledge to Cornell 3,000,000 shares of EYI held by her to secure the obligations of EYI under the Secured Note. In consideration of Ms. Carpenter providing the guarantee and pledge, EYI entered into a bonus shares agreement dated February 14, 2005 with Ms. Carpenter, pursuant to which we agreed to issue to Ms. Carpenter 800,000 shares of our common stock at a deemed price of $0.05 per share. The shares are to be issued to Ms. Carpenter pursuant to Regulation S of the Securities Act. (See Note 8.)

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

On May 11, 2005 the Company entered into a Reseller Agreement with MARTI for a term of five (5) years, pursuant to which MARTI appointed EYII as the exclusive distributor of certain specially formulated MARTI products on a consignment basis and provide EYII with a 1,000 units of inventory for sale to its customers, proceeds of which are subject to fee payments to MARTI as set out in the schedules accompanying the agreement.

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

NOTE 11 - DISCONTINUED OPERATIONS

During the period ended June 30, 2005, the Company elected to discontinue the operations of Halo Distribution LLC (hereinafter "Halo"), a subsidiary of the Company and recorded costs associated from discontinued operations of $387,461 for the period ended June 30, 2005. In addition, the Company reclassified the December 31, 2004 balance sheet to reflect $405,838 of liabilities from the discontinued subsidiary and recorded costs from discontinued operations of $170,690 for the period ended June 30, 2004.


The assets and liabilities disposed of from discontinued operations at June 30, 2005 were as follows:

                  Total Assets                         $        --

         Accounts payable                              $    78,217
         Accrued liabilities                               198,850
         Accounts payable - related party                  105,000
                                                       -----------
                  Total Liabilities                        382,067

         Liabilities in excess of assets               $   382,067
                                                       ===========


In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002. The Company's financial position and results of operations have not been affected by adopting SFAS No. 146.

NOTE 12 - RELATED PARTY NOTE PAYABLE

The Company issued two promissory notes, for a total of $90,000 in December 2003. The notes are unsecured, non-interest bearing and are payable upon demand.

On February 10, 2005, we entered into a loan agreement with one of our employees, pursuant to which we loaned her $180,000. (See Note 8 and 10)

On February 14, 2005 the Company entered into a bonus share agreement with one of our employees and issued 800,000 shares of our common stock according to the terms of the agreement. (See Note 8 and 10)

NOTE 13 - CONCENTRATIONS

Bank Accounts
The Company maintains its cash accounts in two commercial banks. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States. The Company also maintains funds in commercial banks in Vancouver, British Columbia, in which funds in U.S. dollars are not insured. At June 30, 2005 and December 31, 2004, a total of $0, and $248 respectively, was not insured.

Economic Dependence
During the year, the Company purchased approximately 90% of its products for resale from one company, Nutri-Diem Inc., which is the sole supplier of the Company's flagship product Calorad. Pursuant to a purchase agreement, the Company is subject to minimum purchases per annum. (See Note 10.)

NOTE 14 - RELATED PARTY TRANSACTIONS

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

The Company acquired, through agreements with Essentially Yours Industries, Corp. ("EYI Corp."), the rights, title, and interest in and to the contracts with the Company's Independent Business Associates as well as the rights and licenses to trademarks and formula for the Company's primary products. Expanded details are explained in Note 7.

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

NOTE 15 - SUBSEQUENT EVENTS

On July 28, 2005, the Company entered into an Investor Relations Agreement with Agora Investor Relations Corp ("AGORA"). Pursuant to the terms of the agreement AGORA agreed to provide certain services including marketing, branding and investor communications services, in consideration of which we agreed to: (i) pay AGORA a fee of $2,500 per month commencing August 1, 2005; and (ii) issue to AGORA warrants to be registered by us to purchase 350,000 shares of our common stock exercisable at a price of $0.06 per share and vesting over a twelve month period. The agreement is for an initial term of August 1, 2005 to July 31, 2006 and is renewable at EYI's option for an additional term of 12 months under the same terms and conditions.

On August 1, 2005, the Company entered into a promissory note with Cornell Capital Partners, LP for the principal sum of one Million (U.S.) dollars ($1,000,000) and will be payable in nineteen equal weekly installments of Fifty Thousand Dollars ($50,000) and one additional installment of Eighty-five Thousand Thirteen Dollars and Seventy Cents (85,013.70) start on September 5, 2005. Interest on this note is twelve percent (12%) per annum.

On August 1, 2005, pursuant to references made to the Standby Equity Distribution Agreement dated June 22, 2004, and the Promissory Note dated August 1, 2005, the Company allocated fifty-one million two hundred thousand (51,200,000) shares of the Company's common stock into escrow.

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

OVERVIEW

We are in the business of selling, marketing, and distributing a product line consisting of approximately 30 nutritional products in two categories, dietary supplements and personal care products. Our most successful product is Calorad, a liquid collagen-based dietary supplement presently available on the market. These products are marketed through a network marketing program in which IBAs (Independent Business Associates) purchase products for resale to retail customers as well as for their own personal use. We have a list of over 380,000 IBAs, of which approximately 9,500 we consider "active". An "active" IBA is one who purchased our products within the preceding 12 months. Over 1,300 of these IBAs are considered "very active". A "very active" IBA is one who is on our automatic Auto-ship Program and is current with their annual administration fee. Our Auto-ship Program allows our IBAs to set up a reoccurring order that is automatically shipped to them each month.

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

On an ongoing basis we review our product line for duplication and sales trends and make adjustments accordingly. As of June 30, 2005, our product line consisted of: (i) 22 dietary supplement products; and (ii) 8 personal care products consisting primarily of cosmetic and skin care products. Our products are primarily manufactured by Nutri-Diem, Inc., a related party, and sold by us under a license and distribution agreement with Nutri-Diem. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us. Our products are sold to our IBAs located in the United States and Canada.

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

Recent Corporate Developments

We experienced the following significant developments since our last fiscal quarter ended March 31, 2005:

We entered into an investor relations agreement (the "IR Agreement") dated as of July 28, 2005 with AGORA Investor Relations Corp. ("Agora"), a private company incorporated under the laws of Ontario, Canada. Pursuant to the terms of the agreement Agora agreed to provide certain services including marketing, branding and investor communications services, in consideration of which we agreed to:
(i) pay Agora a fee of $2,500 per month commencing August 1, 2005; and (ii) issue to Agora warrants to be registered by us to purchase 350,000 shares of our common stock exercisable at a price of $0.06 per share and vesting over a twelve month period. The Agreement is for an initial term of August 1, 2005 to July 31, 2006 and is renewable at EYI's option for an additional term of 12 months under the same terms and conditions. We are presently negotiating an amendment to certain of the terms of the IR Agreement to provide for the issuance of restricted shares of our common stock in place of the warrants to be received by Agora under the IR Agreement.

On August 1, 2005, we received a loan from Cornell Capital Partners, LP ("Cornell") of $1,000,000 secured by a promissory note with Cornell and payable in nineteen equal weekly installments of $50,000 and one additional installment of $85,013 starting on September 5, 2005. Interest accrues on the note at a rate of twelve percent (12%) per annum.

We entered into a letter of intent with Guangzhou CEIEC Enterprise (Group) Co. Ltd. (CEIEC), a Chinese company. Pursuant to the terms of the letter of intent CEIEC agreed commencing in September, 2005, subject to further negotiations respecting the terms and price of the purchase orders, to enter into certain purchase commitments to purchase up to 30,000,000 of EYI's water filtration systems for the removal of nitrates and arsenic from potable water (the "Filtration System") and to acquire the master agency rights to market and distribute the Filtration System in China. The parties agreed to sign an initial purchase order in September, 2005 and CEIEC agreed to purchase not less than $10,000 of the Filtration Systems as samples. The letter of intent is subject to the negotiation of a final agreement outlining the terms and price of the purchase orders.

On May 13, 2005 we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell") pursuant to which we entered into the following agreements: a Registration Rights Agreement, an Escrow Agreement, and a Placement Agent Agreement. Pursuant to the terms of the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $10 million. If we request advances under the new Standby Equity Distribution Agreement, Cornell will purchase shares of our common stock for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell will retain 5% of each advance under the new Standby Equity Distribution Agreement. We may not request advances in excess of a total of $10 million. Pursuant to the terms of our Registration Rights Agreement and the Standby Equity Agreement with Cornell, we agreed to register and qualify, among other things, the additional shares due to Cornell under the Standby Equity Agreement under a registration statement filed with the SEC. We signed a Termination Agreement on May 13, 2005, for the purpose of terminating our Standby Equity Distribution Agreement, Registration Rights Agreement and Escrow Agreement previously entered into with Cornell on June 22, 2004.

On May 27, 2005 we filed a registration statement on Form SB-2 (Registration No. 333-125344) registering the resale of 97,264,558 shares of our common stock held or to be sold by certain of our stockholders, including Cornell, which intends to sell up to an aggregate of 85,000,000 shares of our common stock pursuant to our Standby Equity Distribution Agreement with Cornell. The registration statement was subsequently declared effective by the SEC on July 29, 2005

During our fiscal quarter ended June 30, 2005, we ceased warehousing and distributing our products through Halo Distribution LLC ("Halo"), our wholly owned subsidiary and elected to discontinue the operations of Halo. On April 22, 2005 EYII entered into a Fulfillment Services Agreement with Source 1 Fulfillment ("Source One") to warehouse and ship our products. Pursuant to the terms of the agreement, Source One agreed to provide certain storage and fulfillment services to EYII at the rates set out in the schedules to the agreement. Source One also agreed to pay a referral commission of 10% of all handling fees for any client EYII brings to Source One. The agreement is for a term of one year and automatically renews each year unless terminated by either party in accordance with the terms of the agreement. We presently intend to continue warehousing and shipping our products through Source One.

On April 29, 2005 Essentially Yours Industries, Inc., our wholly owned subsidiary ("EYI") signed a letter of intent with Metals & Arsenic Removal Technology, Inc. ("MARTI") for the purpose of marketing certain of MARTI's products provided to EYII on a consignment basis and assigning marketing rights to certain of MARTI's product lines to EYII, subject to EYII's entry into a definitive agreement with MARTI by November 1, 2005. Subsequently, on May 11, 2005 EYII entered into a Reseller Agreement (the "Reseller Agreement") with MARTI for a term of five (5) years, pursuant to which MARTI appointed EYII as the exclusive distributor of certain specially formulated MARTI products on a consignment basis and provide EYII with 1000 units of inventory for sale to its customers, proceeds of which are subject to fee payments to MARTI as set out in the schedules accompanying the agreement. The Reseller Agreement was subsequently by way of an Addendum dated for reference June 1, 2005 (the "Addendum"). Pursuant to the terms of the Addendum, MARTI agreed to provide EYII with: (i) a unit for removal of nitrates, nitrites and arsenic from water, (ii) an exclusively designed pitcher; and (iii) funding of up to a maximum of $10,000 for the production of a promotional DVD demonstrating the arsenic removal unit. On July 14, 2005 EYII entered into a non-circumvention and non-disclosure agreement with MARTI for the purpose of protecting the parties on a world wide basis against the circumvention of one by the other through unauthorized contacts with the other party's business sources during the term of the Reseller Agreement and provide for joint protection of proprietary information of the parties. The agreement contains standard terms respecting confidentiality and non-circumvention and is for a term of: (i) five years from the date of the execution, or (ii) the duration of the Reseller Agreement, whichever is longer.

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

We intend over the next twelve months to undertake the following:

New Product Introduction. In May 2005, we entered into a 5 year exclusive Reseller Agreement with Metals & Arsenic Removal Technology, Inc ("MARTI"). The Reseller Agreement offers EYI exclusive network marketing rights of a reformulated version of the MARTI products. The MARTI units are a portable water filtration product that have been tested in an EP accredited laboratory and tests concluded that the filtration unit effectively treats and removed arsenic from water supplies. In June 2005, we initiated our pre-launch program for the MARTI products, now named Code Blue (TM). We anticipate shipments of this product to begin in August 2005.

International Sales. We see international sales as a key component for our growth in the next 5 years. During our second quarter of fiscal 2004, we entered into a joint venture agreement (the "JV Agreement") with World Wide Buyers' Club Inc. ("WWBC") and Supra Group, Inc. ("Supra Group"), dated as of May 28, 2004, for the purpose of jointly marketing and distributing our products through the existing Supra Group distribution system in the Latin American countries identified in the JV Agreement and the products of Supra Group using the existing EYI distribution system to residents in the U.S. We believe Supra Group has significant international experience, expertise and contacts and that this alliance will assist in our ability to expand into Spanish-speaking countries.

Over the next twelve months we intend to expand our operations into the Asian market. In June 2005, we secured the consulting services of Ms. Eliza Fung who will primarily assist in the entry and development of EYI into the Asian market. It is expected that sales will commence in Hong Kong in the fall of 2005.

Network Support. We intend to expand the marketing of our Calorad product by internet direct and the distribution network. We also intend to support the growth and expansion of the Sales Communication department. Their success is measured on the number of inactive IBAs who, through the efforts of the Sales Communication department, become current with their membership fees and purchase our products. As the revenues generated by this department grow, we intend to add additional staff. Also, over the next twelve months we intend to promote our Autoship Program by offering one or more of the following: initial incentives, purchase discounts, and long-term commitment rewards. We believe that our automated ordering system supports on-going sales.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

                                           Second Quarter Ended June 30                     Six Months Ended June 30
                                   ---------------------------------------------- ---------------------------------------------
                                        2005             2004        Percentage        2005           2004        Percentage
                                                                     Increase /                                   Increase /
                                                                     (Decrease)                                   (Decrease)
Revenue                              $1,225,216       $1,928,630      (36.47%)      $2,514,283     $3,420,438      (26.49%)
Cost of Goods Sold                    $254,402         $668,933       (61.97%)       $489,936      $1,082,693      (54.75%)
Gross Profit before commission        $970,814        $1,259,697      (22.93%)      $2,024,347     $2,337,745      (13.41%)
expense
Commission expense                    $450,857         $664,290       (32.13%)       $922,462      $1,078,895      (14.50%)
Gross Profit                          $519,957         $595,407       (12.67%)      $1,101,885     $1,258,850      (12.47%)
Gross Profit Margin                    42.44%           30.87%         37.46%         43.83%         36.80%         19.08%


Revenues

During the three months ended June 30, 2005 we had total revenues of $1,225,216 as compared to revenues of $1,928,630 for the same period in 2004 which represents a decline of $703,414 or 36%. The year-to-date results for 2005 compared with 2004 indicate a revenue decline of $906,155 or 26%. The decrease in our revenues can be primarily attributed to the following factors:

   o   Our inability to attract new IBA's
   o   Lack of IBA participation in our auto-ship program
   o our inability to fund marketing initiatives and programs that may promote growth within new markets and existing ones

Gross Profit

During the three months ended June 30, 2005 as compared to the same period in 2004, we had gross profits of $519,957 and $595,407 respectively. This represents a decline of $75,450 or 13%. The year-to-date results for 2005 compared with 2004 indicate that the gross profit has declined $156,965 or 12%. The decline in our gross profit is primarily attributed to our decreased sales.

Expenses

Operating expenses:

The following table summarizes operating expenditures for the periods indicated:

Operating Expenses

                                -------------------------------------------    ------------------------------------------------
                                       Second Quarter Ended June 30                       Six Months Ended June 30
                                -------------------------------------------    ------------------------------------------------
                                                               Percentage                                         Percentage
                                    2005          2004         Increase /          2005            2004           Increase /
                                                               (Decrease)                                         (Decrease)
Consulting fees                     $240,848      $255,374       (5.69%)            $478,810         $505,894       (5.35%)
Legal and professional               $80,512      $147,072      (45.26%)            $146,757         $166,374      (11.79%)
Customer service                     $65,471      $253,078      (74.13%)            $152,005         $377,417      (59.72%)
Finance and administration          $155,398       $47,730      225.58%             $363,478         $266,953       36.16%
Sales and marketing                   $1,273        $8,253      (84.58%)              $4,991          $35,809      (86.06%)
Telecommunications                  $124,890       $90,369       38.20%             $242,258         $193,067       25.48%
Wages and benefits                  $371,526      $270,599       37.30%             $743,152         $486,669       52.70%
Warehouse expense                    $16,819      $119,036      (85.87%)             $61,846         $157,142      (60.64%)
Operating Expenses                $1,056,737    $1,191,511      (11.31%)          $2,193,297       $2,189,325        0.18%


We incurred operating expenses in the amount of $1,056,737 during the three months ended June 30, 2005, compared to $1,191,511 for the three months ended June 30, 2004. The following explains the most significant changes for the periods presented:

Customer Service - For the three months ended June30, 2005, customer services fees totaled $65,471 and represented 6% of our total operating expenditures, as compared to $253,078 or 21% of the total operating expenditures for the three months ended June 30, 2004. Until April 2004, we acquired our customer service support department through a management agreement with EYI Corp. In April 2004, we hired our own employees to perform this function and therefore, the related expenses are included under "Wages and benefits", below.

Finance and administration - For the three months ended June 30, 2005, finance and administration fees totaled $155,398 and represented 15% of our total operating expenditures, as compared to $47,730 or 4% of the total operating expenditures for the three months ended June 30, 2004. A majority of the increased expenditures realized during the June 2005 quarter relates to depreciation expenditures associated with the discontinuation of operations of Halo Distributions LLC.

Wages and benefits - For the three months ended June 30, 2005, wages and benefits totaled $371,526 and represented 35% of our total operating expenditures, as compared to $270,599 or 23% of the total operating expenditures for the three months ended June 30, 2004. This increase is primarily a combination of the April 2004 staff expansion and the accrual of a severance package for a terminated employee.

FINANCIAL CONDITION

Cash and Working Capital

                                      ---------------------------------------------------------------------
                                                                                          Percentage
                                                                                          Increase /
                                        At June 30, 2005      At December 31, 2004        (Decrease)
Current Assets                              $905,116               $1,228,714                (26%)
Current Liabilities                        $2,961,114              $1,853,252                 60%
Working Capital (Deficit)                 ($2,055,998)             ($624,538)               (229%)

We had cash of $0 as at June 30, 2005, compared with cash of $0 as at December 31, 2004. We had a working capital deficit at June 30, 2005 and December 31, 2004 of $2,055,998 and $624,538 respectively. The increase to our working capital deficit was primarily attributed to the increases in our trade payables, related party payables and amounts due on the Cornell Convertible Debenture. The increase in convertible debt relates to the accrued interest on the debt.

Liabilities

                                      ---------------------------------------------------------------------
                                                                                          Percentage
                                                                 At December 31,          Increase /
                                        At June 30, 2005              2004                (Decrease)
Accounts Payable and  Accrued
Liabilities                                 $1,467,479             $1,141,001                 29%
Accounts Payable-Related Parties              $765,241               $159,455                380%
Convertible Debt-Related Party, Net
Of  Discount                                  $432,918               $379,724                 14%
Loan Payable, Cornell                         $200,000                  $0                   100%

We had an increase of 29% in Accounts Payable and Accrued Liabilities during the three months which represents the increase in unpaid trade payables. We also experienced a 380% increase in Accounts Payable-Related Parties which is due to the increase in unpaid wages of two of our officers and an increase in the amount owed to EYI Corp. The increase in convertible debt relates to the accrued interest on the debt.

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2005 was $280,696 compared to $533,869 for the comparative period in 2004, representing a decrease of $253,173 or 47%.

Cash Provided by Financing Activities

We have continued to finance our business primarily through private placement sales of our common stock, exercises of stock options, short term loans, conversion of accrued liabilities into stock and through increases in our accrued liabilities and accounts payable. Cash provided by financing activities for the six months ended June 30, 2005 was $160,156, compared to $470,387 for the six months ended June 30, 2004.

Financing Requirements

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we had negative working capital of approximately $2,056,000 and an accumulated deficit of approximately $8,732,000 incurred through June 30, 2005.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements, which are included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

RISKS AND UNCERTAINTIES

We have a limited operating history, an accumulated deficit and may have continued losses for the foreseeable future with no assurance of profitability.

As of June 30, 2005, we had an accumulated deficit of $8,731,925. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

We have relied on significant external financing to fund our operations. As of June 30, 2005, we had $0 of cash on hand and our total current assets were $905,116. Our current liabilities were $2,961,114 as at June 30, 2005. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot draw down on the Standby Equity Distribution Agreement, we believe that we will be required to seek additional financing to fund our continued operations. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have been subject to a going concern option from our independent auditors

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2004, relative to our ability to continue as a going concern. We have negative working capital of approximately $2,056,000 and an accumulated deficit incurred through June 30, 2005, which raises substantial doubt about our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are dependent on our IBAs for our product marketing efforts, the loss of a significant number of IBAs or the loss of a key IBA could adversely affect our sales.

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

We market products that fall under two types of Food and Drug Administration regulations: dietary supplements and personal care products. In general, a dietary supplement:

   o is a product (other than tobacco) that is intended to supplement the diet that bears or contains one or more of the following dietary ingredients: a vitamin, a mineral, a herb or other botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total daily intake, or a concentrate, metabolite, constituent, extract, or combinations of these ingredients.

   o   is intended for ingestion in pill, capsule, tablet, or liquid form.

   o is not represented for use as a conventional food or as the sole item of a meal or diet.

   o   is labeled as a "dietary supplement" .

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

We believe that all of our existing and proposed products that are dietary supplements or personal care products do not require governmental approvals to market in the United States. Our key products are classified as follows:

Dietary Supplements

o     Calorad(R)

o     Agrisept-L(R)

o     Oxy-Up(R)

o     Triomin

o     Noni Plus(R)

o     Iso-Greens(R)

o     Definition (drops)(R)

o     Prosoteine(R)

Personal Care Products

o     Definition (cream)(R)

Other Products

o     Code Blue(TM)
o     Code Blue(TM) TOGO

Code Blue is a new addition to our product line-a water filtration unit and shipping commenced in August 2005.

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

The Federal Trade Commission and certain states regulate advertising, product claims, and other consumer matters, including advertising of our products. In the past several years the Federal Trade Commission has instituted enforcement actions against several dietary supplement companies for false or deceptive advertising of certain products. We provide no assurance that:

   o the Federal Trade Commission will not question our past or future advertising or other operations; or

   o a state will not interpret product claims presumptively valid under federal law as illegal under that state's regulations.

Also, our IBAs and their customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the Federal Trade Commission or state or local consumer affairs offices. These agencies may take action on their own initiative or on a referral from IBAs, consumers or others. If taken, such actions may result in:

   o  entries of consent decrees;

   o  refunds of amounts paid by the complaining IBA or consumer;

   o  refunds to an entire class of IBAs or customers;

   o  other damages; and

   o  changes in our method of doing business.

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

The compensation structure of a network marketing organization is very complex. Compliance with all of the applicable regulations and laws is uncertain because of:

   o  the evolving interpretations of existing laws and regulations, and

   o the enactment of new laws and regulations pertaining in general to network marketing organizations and product distribution.

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

We are subject to the risk of challenges to the legality of our network marketing organization by our IBAs, both individually and as a class. Generally, such challenges would be based on claims that our network marketing program was operated as an illegal "pyramid scheme" in violation of federal securities laws, state unfair practice and fraud laws and the Racketeer Influenced and Corrupt Organizations Act. An illegal pyramid scheme is generally a marketing scheme that promotes "inventory loading" and does not encourage retail sales of the products and services to ultimate consumers. Inventory loading occurs when distributors purchase large quantities of non-returnable inventory to obtain the full amount of compensation available under the network marketing program. In the event of challenges to the legality of our network marketing organization by our IBAs, there is no assurance that we will be able to demonstrate that:

   o  our network marketing policies were enforced, and

   o the network marketing program and IBAs' compensation thereunder serve as safeguards to deter inventory loading and encourage retail sales to the ultimate consumers.

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

A large portion of our sales is attributable to Calorad, if Calorad loses market share or loses favor in the marketplace, our financial results will suffer.

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

Our products are subject to obsolescence, which could reduce our sales significantly.

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

We, like any other retailers and distributors of products that are designed to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products contain contaminants or include inadequate instructions with other substances. With respect to product liability claims, we have coverage of $2,000,000 per occurrence and $2,000,000 in the aggregate. Because our policies are purchased on a year to year basis, industry conditions or our own claims experience could make it difficult for us to secure the necessary insurance at a reasonable cost. In addition, we may not be able to secure insurance that will be adequate to cover liabilities. We generally do not obtain contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification is limited by its terms and, as a practical matter, to the creditworthiness of the other party. In the event that we do not have adequate insurance or contractual indemnification, liabilities relating to defective products could require us to pay the injured parties' damages which are significant compared to our net worth or revenues.

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

Our common stock is "penny stock", which may make it more difficult for investors to sell their shares due to suitability requirements

Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

   o  With a price of less than $5.00 per share;
   o  That are not traded on a "recognized" national exchange;
   o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share; or
   o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for the last three years.

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

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Principal Executive Officer and Principal Financial Officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

3.       Agreement with Source, Inc.

In February 2004 we entered into a letter of commitment with Source, Inc. ("Source") for the purpose of further developing our corporate marketing position with Source and for assistance in raising equity capital. Pursuant to the terms of the letter agreement, we agreed to (i) pay Source 20% of the gross revenues generated by Source under a Corporate Marketing Organization Agreement ("CMO Agreement") previously entered into with Premier Lifestyles International Corporation, a company related to Source; (ii) to offer up to $4,000,000 of EYI restricted stock over a 90 day period at $0.21 per share and warrants exercisable at a price of $0.30 per share for investors referred to EYI by Source in connection with any equity offerings by EYI; (iii) at the end of the 12 months period following execution of the agreement, and if Source had referred enough investors to raise a minimum of $500,000, to issue to Source $1,800,000 in common stock of EYI or pay the balance in cash; and (iv) on a monthly basis, during the 12 month period , pay 50% of all monies collected by EYI from Source referred investors, to be paid to Source towards the $1,800,000 to pay for the CMO Agreement and $300,000 towards a proposed web portal. Subsequently, we terminated the CMO Agreement in accordance with its terms in July, 2004 and notified Source that they failed to raise the minimum funding of $500,000 in connection with EYI's equity offering closing in June, 2004. Source has notified EYI that they dispute the fact that they did not raise the minimum financing amount. Management believes that if Source were to advance any such claims against EYI its chance of success would be remote and we intend to vigorously defend against any potential legal claims respecting this matter, and are considering initiating proceedings against Eyewonder for breach of contract.

4.       Lease Agreement with Business Centers, LLC

In February 1999 our subsidiary, Halo Distribution, LLC entered into a Lease Agreement with Business Centers, LLC (the "Landlord"). This Lease Agreement was extended for a period of three years on January 5, 2004. We received a letter dated August 2, 2005 notifying us of a default by Halo under the lease agreement and notice that the landlord intends to commence legal proceedings against Halo and EYI for the sum of $150,000 for defaulted lease payments. We intend to vigorously defend against any potential legal claims respecting this matter.

5.       Action by Eyewonder, Inc.

On August 8, 2005 we received notice from counsel to Eyewonder, Inc. ("Eyewonder") that Eyewonder is contemplating legal action against EYI for failure to assist in procuring a legal opinion for the removal of the legend restrictions on 5,476,190 restricted shares of EYI's common stock issued to Eyewonder. We intend to vigorously defend against any potential legal claims respecting this matter, and are considering initiating proceedings against Eyewonder for breach of contract.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2005, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "Securities Act") and have not been reported on our previous Quarterly Reports on Form 10-QSB during the year:

On June 9, 2005, we issued 1,000,000 shares of common stock and 3,000,000 warrants for the purchase of shares of our common stock at an exercise price of $0.02 per share to one investor. The shares were purchased from us in a private placement transaction pursuant to Rule 506 of Regulation D of the Securities Act. All securities were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

Use of Proceeds

We registered the resale of 97,264,558 shares of our common stock (the "Shares") held or to be sold by certain of our stockholders, including Cornell, which intends to sell up to an aggregate of 85,000,000 shares of our common stock, at prices established on the Over-the-Counter Bulletin Board during the term of the offering pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the "Offering"). The SEC declared our registration statement on Form SB-2 (Registration No. 333-125344), effective on July 29, 2005 (the "Effective Date"). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering. However, we will receive the proceeds from the sale of shares of common stock to Cornell under the Standby Equity Distribution Agreement, which we intend to use for general working capital purposes, including, among other things, sales and marketing, product development and debt retirement. The Offering will terminate twenty four months after the Effective Date. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale.

Cornell is an "underwriter" within the meaning of the Securities Act in connection with the sale of common stock under the Standby Equity Distribution Agreement. Cornell will pay EYI 98% of the lowest volume weighted average price of EYI common stock on the Over-the-Counter Bulletin Board or other principal trading market on which our common stock is traded for the 5 days immediately following the advance date. In addition, Cornell will retain 5% of the proceeds received by EYI under the Standby Equity Distribution Agreement, plus a one-time commitment fee of 1,266,589 shares of common stock to be issued to Cornell. The 5% retainage and the commitment fee are underwriting discounts. In addition, we engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the Standby Equity Distribution Agreement. For its services, Newbridge Securities Corporation received 33,411 shares of our common stock.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.            OTHER INFORMATION.

None.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

 Exhibit Number    Description of Exhibit
----------------  -----------------------------------------------------------------------------------------------------------
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

     10.28        Subsidy Agreement dated July 23, 2004 between Essentially Yours Industries, Inc. and Stancorp. (8)
     10.29        5% Secured Convertible Debenture dated September 24, 2004 between EYI Industries, Inc. and Cornell Capital
                  Partners, LP(8)
     10.30        5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. and Kent Chou(8)
     10.31        5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. Taib Bank, E.C.(8)
     10.32        Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Taib Bank, E.C. (8)
     10.33        Assignment Agreement dated September 27, 2004  between Cornell Capital Partners, LP and Kent Chou(8)
     10.34        Joint Venture Agreement dated May 28, 2004 between EYI Industries, Inc.,  World Wide Buyer's Club Inc. and
                  Supra Group, Inc.(9)
     10.35        Indenture of Lease Agreement dated January 3, 2005 between Golden Plaza Company Ltd., 681563 B.C. Ltd., and 642706 B.C. Ltd.(10)
     10.36        Consulting Services Agreement dated March 5, 2004 between EYI Industries, Inc. and EQUIS Capital Corp.(13)
     10.37        Letter dated May 25, 2004 between Source Capital Group, Inc. and EYI Industries, Inc.(14)
     10.38        Consulting Agreement dated April 1, 2004 between EYI Industries, Inc. and Daniel Matos(14)
     10.39        Loan Agreement between Janet Carpenter and EYI Industries, Inc. dated February 10, 2005(15)
     10.40        Promissory Note dated February 10, 2005 between Janet Carpenter and EYI Industries, Inc.(15)
     10.41        Bonus Share Agreement between Janet Carpenter and EYI Industries, Inc. dated February 14, 2005(15)
     10.42        Pledge and Escrow Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP and David Gonzalez. (15)
     10.43        Guaranty Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP(15)
     10.44        Secured Promissory Note dated February 24, 2005 between EYI Industries, Inc. and Cornell Capital Partners,
                  LP(15)
     10.45        Agreement dated April 22, 2005 between Essentially Yours Industries Inc. and Source 1 Fulfillment(15)
     10.46        Reseller Agreement dated May 11, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic
                  Removal Technology, Inc. (16)
     10.47        Termination Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
     10.48        Standby Equity Distribution Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital
                  Partners, LP(17)
     10.49        Registration Rights Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners,
                  LP(17)
     10.50        Escrow Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
     10.51        Placement Agent Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners,
                  LP(17)
     10.52        Consulting Agreement dated June 1, 2005 between EYI Industries, Inc. and Eliza Fung
     10.53        Addendum to the Reseller Agreement dated June 1, 2005 between Essentially Yours Industries Inc. and Metals
                  & Arsenic Removal Technology, Inc.
     10.54        Non-Circumvention and Non-Disclosure Agreement dated July 14, 2005 between Essentially Yours Industries
                  Inc. and Metals & Arsenic Removal Technology, Inc.
     10.55        Promissory Note dated August 1, 2005 between EYI Industries Inc. and Cornell capital Partners, LP
     10.56        Investor Relations Agreement dated July 28, 2005 between EYI Industries Inc. and Agora Investor Relations Corp.
      14.1        Code of Ethics(5)
      21.1        List of Subsidiaries(15)
      31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002
      32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

Notes
-----
(1) Filed as an exhibit to the registration statement on Form 10-SB/A of Safe ID Corporation, filed with the SEC on September 21, 2000.
(2) Filed as an exhibit to the registration statement on Form SB-2 of Essentially Yours Industries, Inc., filed with the SEC on November 12, 2002.

(3) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 8, 2004.
(4) Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on March 30, 2004.
(5) Filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004.
(6) Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2004, filed with the SEC on May 24, 2004.
(7) Filed as an exhibit to our registration statement on Form SB-2, filed with the SEC on September 17, 2004.
(8) Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.
(9) Filed as an exhibit to our Amendment No. 1 to our registration statement on Form SB-2 on December 23, 2004.
(10) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 12, 2005.
(11) Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.
(12) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 10, 2005.
(13) Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended March 31, 2004, filed with the SEC on December 15, 2004.
(14) Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended June 30, 2004, filed with the SEC on December 15, 2004.
(15) Filed as an exhibit to our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the SEC on April 18, 2005.
(16) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 17, 2005.
(17) Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2005, filed with the SEC on May 20, 2005

(b) Reports on Form 8-K:

--------------------------------------------------------------------------------
  Date of SEC filing
      of Form 8-K                     Description of the Form 8-K
--------------------------------------------------------------------------------
    January 12, 2005        Disclosure of lease agreement entered into by EYI's
                            wholly owned subsidiary 642706 B.C. Ltd.
--------------------------------------------------------------------------------
    January 24, 2005        Disclosure of termination of letter of intent
                            entered into between EYI and Vespa Power Products
                            Limited in July, 2004.
--------------------------------------------------------------------------------
    January 24, 2005        Amendment to January 24, 2005 Form 8-K to include
                            exhibit respecting disclosure of termination of
                            letter of intent entered into between EYI and Vespa
                            Power Products Limited in July, 2004.
--------------------------------------------------------------------------------
    February 15, 2005       Disclosure of termination of existing stock options
                            of  Mr. Sargeant and Mr. O'Neill.
--------------------------------------------------------------------------------
     March 10, 2005         Disclosure of amendments to EYI's bylaws to remove
                            restrictions on the forms of consideration
                            acceptable for the issuance of shares of EYI and
                            to decrease quorum for the transaction of business
                            at stockholders meetings.
--------------------------------------------------------------------------------
      May 17, 2005          Disclosure of Reseller Agreement entered into with
                            Metals & Arsenic Removal Technology, Inc.
--------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYI INDUSTRIES, INC.

By:   /s/ Jay Sargeant
      ---------------------------------------
      Jay Sargeant
      President, Chief Executive Officer,
      and Director
      (Principal Executive Officer)
      Date: August 19, 2005

By:   /s/ Rajesh Raniga
      ---------------------------------------
      Rajesh Raniga
      Chief Financial  Officer
      (Principal Accounting Officer)
      Date: August 19, 2005