Form 10QSB
period 2005-09-30
EYI INDUSTRIES INC.
filed 2005-11-21
CIK 1104120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           |X| Quarterly Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

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

                                 Yes |_| No |X|

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
         227,149,703 shares of common stock issued and outstanding as of
                               November 21, 2005.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                Explanatory Note

The 227,149,703 total issued and outstanding shares of EYI as at November 21, 2005 reflected on the cover page to this Form 10-QSB includes the 36,571,879 shares of EYI Industries, Inc.'s (the "Company") common stock which are held in escrow by an independent escrow agent in accordance with the terms of the Company's Standby Equity Distribution Agreement with Cornell Capital Partners, LP dated as of June 22, 2004 and related escrow agreements between the parties.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

As used in this quarterly report, the terms "we", "us", "our", "EYI" and "our company" mean EYI Industries, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

EYI INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                          September 30,   December 31,
                                                                              2005            2004
ASSETS                                                                     (Unaudited)
         CURRENT ASSETS
                  Cash                                                     $     9,946    $        --
                  Restricted cash                                                   --        100,248
                  Accounts receivable, net of allowance                         43,935         36,061
                  Related party receivables                                        800             --
                  Prepaid expenses                                             565,577        852,764
                  Inventory                                                    228,482        239,641
                           TOTAL CURRENT ASSETS                                848,740      1,228,714

         OTHER ASSETS
                  Property, plant and equipment, net                            32,217         32,596
                  Deposits                                                      48,161          2,236
                           TOTAL OTHER ASSETS                                   80,378         34,832

         INTANGIBLE ASSETS                                                      15,615         16,561

         TOTAL ASSETS                                                      $   944,733    $ 1,280,107

LIABILITIES AND STOCKHOLDERS' DEFICIT

         CURRENT LIABILITIES
                  Bank indebtedness                                        $        --    $    72,456
                  Accounts payable and accrued liabilities                   1,493,496      1,141,001
                  Accounts payable - related parties                           695,003        159,455
                  Interest payable, convertible debt                                --         10,616
                  Loan payable, Cornell Capital                                844,496             --
                  Notes payable - related party                                 90,000         90,000
                  Convertible debt-related party, net of discount                   --        379,724

                           TOTAL CURRENT LIABILITIES                         3,122,995      1,853,252

        LIABILITIES FROM DISCONTINUED OPERATIONS                               375,344        405,838

         MINORITY INTEREST IN SUBSIDIARY                                       299,184        346,819

STOCKHOLDERS' DEFICIT
                  Preferred stock, $0.001 par value; 10,000,000 shares
                  authorized, no shares issued and outstanding                      --             --
                  Common stock, $0.001 par value; 300,000,000 shares
                  authorized, 177,602,656 and 162,753,292  shares issued
                  and outstanding, respectively                                177,602        162,753
                  Additional paid-in capital                                 4,207,032      3,048,606
                  Stock options and warrants                                 2,437,934      2,563,043
                  Subscription receivable                                     (195,000)       (15,000)
                  Accumulated deficit                                       (9,480,358)    (7,085,205)
                  TOTAL STOCKHOLDERS' DEFICIT                               (2,852,790)    (1,325,802)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $   944,733    $ 1,280,107

            The accompanying condensed notes are an integral part of
                          these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                     Three Months Ended                      Nine Months Ended
                                               September 30,      September 30,     September 30,      September 30,
                                                    2005              2004             2005                2004
                                                 (Unaudited)       (Unaudited)      (Unaudited)         (Unaudited)
REVENUE                                        $   1,335,963         1,349,170     $   3,850,246         4,769,608

COST OF GOODS SOLD                                   350,188           249,634           840,125           956,567

GROSS PROFIT  BEFORE COMMISSION EXPENSE              985,775         1,099,536         3,010,121         3,813,041

COMMISSION EXPENSE                                   513,449           545,747         1,435,911         2,000,401

GROSS PROFIT AFTER COST OF GOODS SOLD AND
COMMISSION EXPENSE                                   472,326           553,789         1,574,210         1,812,640

GROSS PROFIT AFTER COMMISSION EXPENSE

OPERATING EXPENSES
         Consulting fees                             273,026           318,095           751,836           823,989
         Legal and professional                      107,333           104,129           254,090           270,503
         Customer service                              9,771            84,636           161,776           303,720
         Finance and administration                  299,735         1,166,046           663,213         1,591,332
         Sales and marketing                          42,569           108,790            47,560           144,599
         Telecommunications                          118,881           178,818           361,139           371,885
         Wages and benefits                          252,095           293,409           995,247           780,078
         Warehouse expense                             66220            20,766           128,066           185,640
          TOTAL OPERATING EXPENSES                 1,169,630         2,274,689         3,362,927         4,471,746

LOSS FROM OPERATIONS                                (697,304)       (1,720,900)       (1,788,717)       (2,659,109)

OTHER INCOME (EXPENSES)
         Interest and other income                       158             3,741             3,625            13,152
         Interest expense                           (103,581)           (6,546)         (158,159)          (40,537)
         Foreign currency gain (discount)             30,318               127          (119,169)           (6,060)
         TOTAL OTHER INCOME (EXPENSES)               (73,105)           (2,678)         (273,703)          (33,445)

NET  LOSS BEFORE TAXES                              (770,409)       (1,723,578)       (2,062,420)       (2,692,551)

PROVISION FOR INCOME TAXES                                --                --                --                --

NET  LOSS BEFORE ALLOCATION TO MINORITY
INTEREST                                            (770,409)       (1,723,578)       (2,062,420)       (2,692,551)

ALLOCATION OF LOSS TO MINORITY INTEREST               14,886            37,472            47,635            59,155

ALLOCATION OF INCOME/(LOSS) TO DISCONTINUED
OPERATIONS                                             7,093          (102,261)         (380,368)         (265,220)

NET  LOSS                                      $    (748,430)       (1,788,367)    $  (2,395,153        (2,898,616)

BASIC AND DILUTED
NET  LOSS PER COMMON SHARE                     $       (0.01)              nil     $       (0.02)            (0.02)
NET  LOSS PER COMMON SHARE:  DISCONTINUED
OPERATIONS                                               nil               nil               nil               nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUSTANDING

FOR BASIC AND DILUTED CALCULATION                172,702,928       154,888,830       168,678,060       152,852,287

            The accompanying condensed notes are an integral part of
                          these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                 Common Stock
                           -----------------------   Additional
                            Number of                  Paid-in    Discount on  Subscription    Option/     Retained
                              Shares     Amount        Capital    Common Stock  Receivable   Warrants     Earnings         Total
Stock issued for cash
on June 21, 2002            23,026,200  $   23,026   $     6,974   $     --    $      --    $       --   $        --    $    30,000

Contribution of assets,
liabilities and
subsidiaries acquired
at June 30, 2002            92,104,800      92,105            --    (53,598)          --            --            --         38,507

Net loss for period
ended June 30, 2002                 --          --            --         --                         --        (7,967)        (7,967)

Balance, June 30, 2002     115,131,000     115,131         6,974    (53,598)          --            --        (7,967)        60,540

Shares issued for cash
in private placement for
$1.50 per share, net of
prorata share of private
placement fees of $61,206    2,914,603       2,915       477,307         --           --            --            --        480,222

Net loss for fiscal
year ended June 30, 2003            --          --            --         --           --            --    (1,644,456)    (1,644,456)

Balance, June 30, 2003     118,045,603     118,046       484,281    (53,598)          --            --    (1,652,423)    (1,103,694)

Recapitalization and
share exchange
(restated)                  30,135,067      30,135       343,691         --           --       128,385            --        502,211

Net loss for fiscal
year ended December 31,
2003                                --          --            --         --           --            --      (969,987)      (969,987)

Balance, December 31,
2003 (restated)            148,180,670     148,181       827,972    (53,598)          --       128,385    (2,622,410)    (1,571,470)

Common stock issued at
$0.20 including warrants
less expenses of $28,715     1,466,455       1,466       146,930         --           --        70,844            --        219,240

Stock issued at $0.165
per share
for cashless
exercise of options
in form of
foregone debt                3,200,000       3,200       524,800         --           --            --            --        528,000

Stock issued for
exercise of
options at $0.20
per share in lieu
of payment
of legal fees                  300,000         300        59,700         --           --            --            --         60,000

Stock issued at
$0.165 per share
for cash and
promissory note
for exercise of
options                      1,000,000       1,000       164,000         --      (15,000)           --            --        150,000

Common stock issued at
$0.21 including warrants     5,476,190       5,476       487,381         --           --       657,143            --      1,150,000

Common stock issued
at $0.21 including
warrants less expenses
of $3,231                      566,833         567        36,369         --           --        78,869            --        115,805

Stock issued for
exercise of
options at $0.22
per share in lieu
of consulting fees              50,000          50        10,950         --           --            --            --         11,000

Stock issued for
deferred financing
costs                        1,300,000       1,300       388,700         --           --            --            --        390,000

Adjustment to
subsidiaries stock
held by minority
interest                       176,534         177        33,126         --           --            --            --         33,303

Stock issued at $0.28
per share for
consulting agreement           350,000         350        97,650         --           --            --            --         98,000

Vested stock options
issued for consulting
at an  average price
of $0.18 per option                 --          --            --         --           --       128,250            --        128,250

Vested stock options
issued for
compensation at an
average price of
$0.18 per option                    --          --            --         --           --     1,078,277            --      1,078,277

Stock issued at
$0.165 per share
for cash and
promissory note for
exercise of options             36,360          36         7,236         --           --            --            --          7,272

Stock issued for
exercise of
options at $0.08
per share in lieu
of consulting fees             200,000         200        15,800         --           --            --            --         16,000

Stock issued for
exercise of
options at $0.08
per share in lieu
of consulting fees             250,000         250        19,750         --           --            --            --         20,000

Stock issued for
exercise of
options at $0.11
per share by the
CEO                            200,250         200        31,841         --           --       (10,013)           --         22,028

Cancellation of discount
on common stock                     --          --       (53,598)    53,598           --            --            --             --

Beneficial conversion of
convertible debt                    --          --       250,000         --           --            --            --        250,000

Vested stock options
issued for
compensation and
consulting at an
average price of $0.12              --          --            --         --           --     1,087,900            --      1,087,900

Cancelled stock
options issued for
compensation and
consulting at an
average price of
$0.19 per option                    --          --            --         --           --      (656,612)           --       (656,612)

Net loss for period
ended  December 31, 2004            --          --            --         --           --            --    (4,462,795)    (4,462,795)

Balance December 31, 2004  162,753,292  $  162,753   $ 3,048,606   $     --    $ (15,000)   $2,563,043   $(7,085,205)   $(1,325,802)

Stock issued at
$0.06 per
Share for promissory
note for
exercise of options          3,000,000       3,000       177,000         --     (180,000)           --            --             --

Vested stock options
issued for
consulting at an
average price of
$0.07 per share                     --          --            --         --           --        35,250            --         35,250

Vested stock options
issued for
employee compensation
at an average
price of $0.07 per share            --          --            --         --           --       133,750            --        133,750

Stock issued to
employee for
financing guaranty &
pledge valued
at $0.05 per share             800,000         800        39,200         --           --            --            --         40,000

Consultant options
exercised                      250,000         250        14,750         --           --        (5,000)           --         10,000

Gladys Sargeant 506
Subscription Agreement       1,000,000       1,000         4,000         --           --        15,000            --         20,000

Vested stock option
issued for
consulting at an
average price of
$0.03 per share                     --          --            --         --           --        62,250            --         62,250

Cancelled stock
options issued for
compensation and
consulting at an
average price of
$0.08 per option                    --          --       425,300         --           --      (425,300)           --             --

Cancelled stock
options issued for
compensation at $0.20               --          --         2,400         --           --        (2,400)           --             --

Stock issued to
TAIB Bank to retire
$75,000 of $300,000
debenture                    2,027,027       2,027        72,973         --           --            --            --         75,000

Stock issued to TAIB
Bank to retire
$170,000 of $300,000
debenture plus
interest of $10,830          4,487,096       4,487       176,343         --           --            --            --        180,830

Stock issued to TAIB
Bank to retire
$5,000 debenture
plus interest
of $14,245                     375,146         375        18,870         --           --            --            --         19,245

Stock issued to
Agora as part of
contract                       250,000         250        12,250         --           --            --            --         12,500

Stock issued to
Consultant as part of
contract                       500,000         500        34,500         --           --            --            --         35,000

Stock issued for
exercise of
options at $0.08
per share                      100,000         100         7,900         --           --            --            --          8,000

Stock issued to
Cornell as pmt #1
towards prom note            1,283,697       1,284        98,716         --           --            --            --        100,000

Stock issued to
Cornell as pmt #2
towards prom note              776,398         776        74,224         --           --            --            --         75,000

Vested stock
options issued for
consulting at an
average price of
$0.20 per share                     --          --            --         --           --        33,500            --         33,500

Vested stock options
issued for
employee compensation
at an average
price of $0.20 per share            --          --            --         --           --        27,840            --         27,840

Net loss for period
ended September
30, 2005                            --          --            --         --           --            --    (2,395,153)    (2,395,153)

Balance September
30, 2005
(Unaudited)                177,602,656  $  177,602   $ 4,207,032   $     --    $(195,000)   $2,437,933   $(9,480,358)   $(2,852,790)

            The accompanying condensed notes are an integral part of
                          these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                          Nine Months Ended
                                                                     September 30,   September 30,
                                                                         2005           2004
                                                                     (Unaudited)     (Unaudited)
                                                                     -----------     -----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
         Net loss                                                    $(2,395,153)    $(2,898,616)
         Loss allocated to minority interest                              47,635          59,155
                                                                      (2,442,788)     (2,957,771)

         Adjustments to reconcile net loss
                  to net cash used by operating activities:
                  Depreciation and amortization                           52,504         115,139
                  Stock and warrants issued for employee
                  compensation and consulting                            292,590       1,404,527
                  Stock issued for options exercised in lieu of
                  debt                                                    11,500         528,000
                  Stock issued for options exercised in
                  lieu of consulting and legal fees                       57,500          71,000
                  Financing expense paid through escrow                       --          85,000
                  Stock issued for interest  on convertible debt          44,570              --
                  Stock issued for financing guaranty & pledge            40,000              --
                  Discount recognized on convertible debt                120,276              --
                  Liabilities in excess of assets on discontinued
                  operations                                             (30,494)             --

                  Decrease (increase) in:
                            Related party receivables                       (800)            469
                            Accounts receivable                           (7,874)          3,826
                            Prepaid expenses                             287,187         104,310
                            Inventory                                     11,159          49,093
                            Deposits                                     (45,925)             --
                 Increase (decrease) in:
                           Accounts payable and accrued
                           liabilities                                   352,495         164,069
                           Accounts payable - related parties            535,548        (252,174)
                           Interest Payable                              (10,616)             --
                           Customer deposits                                  --           2,000
                           Net cash used by operating activities        (733,168)       (682,512)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
         Decrease in restricted cash                                     100,248          12,736
         Cancellation of additions to property, plant, and
         equipment                                                            --             711
         Increase in property, plant, and equipment                      (50,505)             --
         Purchase of trademarks and formulas                                (674)             --
         Net cash provided by investing activities                        49,069          13,447

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
         Net change in bank indebtedness                                 (72,456)       (246,616)
         Issuance of stock, net of private placement costs &
         warrants                                                         16,500         492,317
         Net proceeds from convertible debt                                   --         415,000
         Repayment of convertible debt                                  (250,000)
         Proceeds from Cornell Promissory Note                         1,000,000              --
         Net cash provided by financing activities                       694,044         660,701

Net increase in cash and cash equivalents                                  9,946          (8,364)

CASH - Beginning of Year                                                       0          52,075

CASH - End of Period                                                 $     9,946     $    43,711

SUPPLEMENTAL CASH FLOW DISCLOSURES:
         Interest expense paid                                       $   158,159     $    40,537
         Income taxes paid                                           $        --     $        --

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
         Stock issued for options exercised in lieu of debt          $    11,500     $   528,000
         Stock issued for options exercised in lieu of consulting
         and legal fees                                              $    57,500     $    71,000
         Stock subscription issued for promissory note               $        --     $    15,000
         Stock and warrants issued for prepaid expenses              $        --     $ 1,150,000
         Stock issued for deferred offering costs                    $        --     $   390,000
         Stock and warrants issued for expenses                      $        --     $   198,000
         Stock options vested for consulting and compensation        $   292,590     $ 1,206,527
         Financing expenses paid through escrow                      $        --     $    85,000
         Stock issued for options exercised in lieu of legal fees    $    10,000     $        --
         Stock issued to retire part of prom note                    $   175,000     $        --
         Stock issued for redemption of convertible debenture        $   250,000     $        --
         Stock issued for interest on convertible debenture          $    44,570     $        --
         Stock and warrants issued through 506 Private Placement     $    20,000     $        --
         Stock issued for financing guaranty & pledge                $    40,000     $        --
         Discount recognized on convertible debt                     $   120,276     $        --

            The accompanying condensed notes are an integral part of
                          these financial statements.

EYI INDUSTRIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
--------------------------------------------------------------------------------

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

The Company has five wholly owned subsidiaries. The first subsidiary is Halo Distribution LLC (hereinafter "Halo"), which was organized on January 15, 1999, in the State of Kentucky. Halo was the distribution center for the Company's product in addition to other products until April 30, 2005 at which time the Company made the decision to discontinue it's operations (see Note 11). The second subsidiary is RGM International Inc., which was incorporated on July 3, 1997, in the State of Nevada. RGM International Inc. is a dormant investment company, which owns one percent of Halo. The third subsidiary is Essentially Yours Industries (Canada) Inc. (hereinafter "EYI Canada"), which was organized on September 13, 2002, in the province of British Columbia, Canada. EYI Canada markets health and wellness care products for use in Canada. The fourth subsidiary is 642706 B.C. Ltd., doing business as EYI Management, which was organized on February 22, 2002, in the province of British Columbia, Canada. EYI Management provides accounting and marketing services to the consolidated entity. The fifth subsidiary is Essentially Yours Industries (Hong Kong) Limited. ("EYI HK"), which was organized on August 23, 2005 in Hong Kong. EYI HK markets health and wellness care products for use in Asia.

In addition, the Company owns approximately 98% of Essentially Yours Industries, Inc. ("EYII"), incorporated on June 21, 2002 in the State of Nevada. EYII markets health and wellness care products for use in USA. The Company also owns 51% of World Wide Buyers' Club Inc. ("WWBC"), a Nevada corporation, which was organized by a joint venture agreement effective May 6, 2004.

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

Restricted Cash
Restricted cash includes deposits held in a reserve account in the amount of $0 and $100,248 at September 30, 2005 and December 31, 2004 respectively. Such deposits are required by the bank as protection against unfunded charge backs and returns of credit card transactions. Effective June 9, 2005, the bank deemed that this deposit is no longer necessary and released the funds to the Company.

Revenue Recognition
 The Company is in the business of selling nutritional products in two categories: dietary supplements and personal care products. Sales of personal care products represent less than 5% of the overall revenue and therefore are not classified separately in the financial statements. The Company recognized revenue from product sales when the products are shipped and title passes to customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted $101,016 and $156,920 for the nine months ended September 30, 2005 and September 30, 2004 respectively.

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

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital of approximately $2,275,000 and an accumulated deficit incurred through September 30, 2005. The Company also has limited cash resources and a history of recurring losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 4 - ACCOUNTS RECEIVABLE AND CREDIT RISK

Accounts receivable, net of allowance at September 30, 2005 and December 31, 2004 consist of amounts due from direct retail clients of EYII.

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

On August 3, 2005, the Company retired $250,000 of the TIAB Bank, E.C. debenture plus a 20% premium of $50,000 by using the cash proceeds of a promissory note between the Company and Cornell Capital signed on August 2, 2005.

On August 15, 2005, the Company retired $75,000 of the TIAB Bank, E.C. debenture by converting 2,027,027 common shares.

On August 16, 2005, the Company retired $170,000 of the TIAB Bank, E.C. debenture plus $10,830 in interest by converting 4,487,096 common shares.

On September 12, 2005, the Company retired $5,000 of the TIAB Bank, E.C. debenture plus $14,245 in interest by converting 375,146 common shares valued at $0.0513.

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

NOTE 8 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. As of September 30, 2005 and December 31, 2004 the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 300,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On February 10, 2005, we entered into a loan agreement with one of our employees, pursuant to which we loaned her $180,000 for the purpose of exercising 3,000,000 incentive stock options issued to her under our stock compensation program. The loan is payable on demand and accrues interest at a rate of 4% per annum. The loan was secured by a promissory note dated effective February 10, 2005 and deemed to be a subscription receivable. On August 10, 2005 the promissory note was re-assigned to Winslow Drive in exchange for the 3,000,000 shares (See Note 10)

On February 14, 2005 the Company entered into a bonus share agreement with one of our employees and issued 800,000 shares of our common stock at a deemed price of $0.05 per share. These shares were given in consideration for providing the guarantee and pledge necessary for the Cornell loan. (See Note 10) The shares are to be issued pursuant to Regulation S of the Securities Act.

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

On July 28, 2005, the Company issued 250,000 common shares to AGORA Investor Relations Corp pursuant the terms of it's agreement with the Company dated July 28, 2005.

On September 1, 2005, the Company issued 500,000 shares of restricted stock as an initial signing bonus to M.Ali Lakhani Personal Law Corporation pursuant to the terms of his contract with the Company dated September 1, 2005.

On September 23, 2005, the Company issued 1,283,697 common shares to Cornell Capital pursuant to the repayment schedule for the Promissory Note dated August 1, 2005.

On September 30, 2005, the Company issued 776,398 common shares to Cornell Capital pursuant to the repayment schedule for the Promissory Note dated August 1, 2005.

On September 26, 2005 an employee of the Company exercised 100,000 stock options at $0.08 per share for the aggregate exercise price of $8,000.

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

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options and warrants for the period ended September 30, 2005; estimated risk-free interest rate of 4%, estimated volatility of 120% and term of two years.

Warrants

During the quarter ended June 30, 2005, the Company sold 1,000,000 common shares through a private placement. In addition, the purchaser of the shares received warrants to purchase three additional shares of common stock for each share purchased, exercisable at $0.02 per share for a period of two years.

Stock Options

Following is a summary of the status of the stock options during the six months:

                                                                   Weighted Average
                                                Number of Shares   Exercise Price
                                                ----------------   --------------
Outstanding at December 31, 2004                   19,747,390       $       0.14
Granted                                             5,066,610       $       0.14
Exercised                                          (8,536,610)      $       0.12
Forfeited                                                  --       $         --
                                                   ----------       ------------
Options outstanding at September 30, 2005          16,277,390       $       0.14
                                                   ==========       ============
Options exercisable at September 30, 2005          14,192,390       $       0.13
                                                   ==========       ============
Weighted average fair value of options granted                      $       0.12
                                                                    ============

Summarized information about stock options outstanding and exercisable at September 30, 2005 is as follows:

                                            -----------------------------------------------------------------
                                            Options Outstanding
                                            -----------------------------------------------------------------
              Exercise                                           Weighted Ave.          Weighted Ave.
              Price                         Number               Remaining              Exercise
              Range                         of Shares            Life                   Price
              ----------------------------- -------------------- ---------------------- ---------------------
              $0.03 - $0.26                 16,277,390           1.50                   $           0.14
                                            ------------------------------------------- ---------------------
                                            Options Exercisable
                                            ------------------------------------------- ---------------------
              Exercise                                           Weighted Ave.          Weighted Ave.
              Price                         Number               Remaining              Exercise
              Range                         of Shares            Life                   Price
              ----------------------------- -------------------- ---------------------- ---------------------
              $0.03 - $0.26                      14,192,390      1.50                   $           0.13
                                 Number of             Weighted Average             Average Exercise
                                 Warrants              Remaining Life               Price
                                 ------------------    --------------------------   -----------------------
       Outstanding and
           exercisable           11,516,621            3.50                         $0.21

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

Secured Promissory Note
On February 24, 2005 we received a loan of $200,000 from Cornell secured by a secured promissory note. Under the terms of the secured promissory note, the loan is payable by April 24, 2005 and accrues interest at a rate of 12% per annum. In connection with the issuance of the Secured Note, we agreed to: (i) pay Cornell a fee of $20,000; and (ii) pay Yorkville Advisors Management LLC a structuring fee in the amount of $2,500. As a condition to Cornell's entry into the Secured Note on February 24, 2005, an employee of EYI, Janet Carpenter, entered into a guaranty agreement with Cornell and a pledge and escrow agreement with Cornell and David Gonzalez. Pursuant to the terms of the guaranty agreement and the pledge and escrow agreement, Ms. Carpenter agreed to: (i) personally guarantee the payment and performance obligations of EYI under the Secured Note; and (ii) pledge to Cornell 3,000,000 shares of EYI held by her to secure the obligations of EYI under the Secured Note. In consideration of Ms. Carpenter providing the guarantee and pledge, EYI entered into a bonus shares agreement dated February 14, 2005 with Ms. Carpenter, pursuant to which we agreed to issue to Ms. Carpenter 800,000 shares of our common stock at a deemed price of $0.05 per share. The shares are to be issued to Ms. Carpenter pursuant to Regulation S of the Securities Act. (See Note 8.) On August 3, 2005, this promissory note was fully retired. On August 1, 2005, the Company entered into a promissory note agreement with Cornell Capital Partners, LP for the principal sum of one Million (U.S.) dollars ($1,000,000) and will be payable in thirteen weekly instalments beginning September 23, 2005 and ending on December 16, 2005. Interest on this note is twelve percent (12%) per annum. The Company has further agreed to repay this loan by issuing common stock that is currently held in escrow. Subsidy Agreements On July 23, 2004, the Company entered into subsidy agreements with three related parties in which the Company agreed to pay a guaranteed amount of $2,500 per week to each party for sales and marketing services. This is in lieu of all commissions earned by each of these three individuals. The Company has renewed these agreements every 12 weeks since they became effective.

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

On May 13, 2005 the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell") pursuant to which we entered into the following agreements: a Registration Rights Agreement, an Escrow Agreement, and a Placement Agent Agreement. Pursuant to the terms of the new Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $10 million. If we request advances under the Standby Equity Distribution Agreement, Cornell will purchase shares of our common stock for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell will retain 5% of each advance under the new Standby Equity Distribution Agreement. We may not request advances in excess of a total of $10 million. Pursuant to the terms of our Registration Rights Agreement and the Standby Equity Agreement with Cornell, we agreed to register and qualify, among other things, the additional shares due to Cornell under the Standby Equity Agreement under a registration statement filed with the SEC. We signed a Termination Agreement on May 13, 2005, for the purpose of terminating our Standby Equity Distribution Agreement, Registration Rights Agreement and Escrow Agreement previously entered into with Cornell on June 22, 2004.On April 4, 2005 we entered into a redemption agreement with TAIB Bank E.C. ("TAIB") pursuant to which TAIB agreed to acquire by assignment a two year 5% secured convertible debenture issued to Cornell Capital Partners, L.P. ("Cornell") in the amount of $245,000, and a two year 5% convertible debenture in the amount of $5,000 held by Kent Chou, in consideration of which we agreed not to modify or renegotiate the terms of our Standby Equity Distribution Agreement ("SEDA") with Cornell, and to use any proceeds obtained by EYI under the SEDA to make payments on the debentures. The debentures were assigned to TAIB on April 4, 2005.

Letter of Commitment
In February, 2004 we entered into a letter of commitment with Source, Inc. ("Source") for the purpose of further developing our corporate marketing position with Source and for assistance in raising equity capital. Pursuant to the terms the letter agreement, we agreed to: (i) pay Source 20% of the gross revenues generated by Source under a Corporate Marketing Organization Agreement ("CMO Agreement") previously entered into with Premier Lifestyles International Corporation, a company related to Source; (ii) to offer up to $4,000,000 of EYI restricted stock over a 90 day period at $0.21 per share and warrants exercisable at a price of $0.30 per share for investors referred to EYI by Source in connection with any equity offerings by EYI; (iii) at the end of the 12 months period following execution of the agreement, and if Source had referred enough investors to raise a minimum of $500,000, to issue to Source $1,800,000 in common stock of EYI or pay the balance in cash; and (iv) on a monthly basis, during the 12 month period, pay 50% of all monies collected by EYI from Source referred investors, to be paid to Source towards the $1,800,000 to pay for the CMO Agreement and $300,000 towards a proposed web portal. Subsequently, we terminated the CMO agreement in accordance with its terms in July, 2004, and notified Source that they failed to raise the minimum funding of $500,000 in connection with EYI's equity offering closing in June, 2004. Source has notified EYI that they dispute the fact that they did not raise the minimum financing amount. Management believes that if Source were to advance any such claims against EYI its chance of success would be remote and we intend to vigorously defend against any potential legal claims respecting this matter.

Service Agreement
On April 22, 2005 Essentially Yours Industries, Inc., our wholly owned subsidiary ("EYII") entered into a Fulfillment Services Agreement with Source 1 Fulfillment ("Source One") to warehouse and ship our products. Pursuant to the terms of the agreement, Source One agreed to provide certain storage and fulfillment services to EYII at the rates set out in the schedules to the agreement. Source One also agreed to pay a referral commission of 10% of all handling fees for any client EYII brings to Source One. The agreement is for a term of one year and automatically renews each year unless terminated by either party in accordance with the terms of the agreement. Subsequently in May, 2005 we ceased warehousing and distributing our products through Halo Distribution LLC ("Halo"), our wholly owned subsidiary. We presently intend to continue warehousing and shipping our products through Source One.

Reseller Agreement
On May 11, 2005 the Company entered into a Reseller Agreement with ("MARTI") for a term of five (5) years, pursuant to which MARTI appointed EYII as the exclusive distributor of certain specially formulated MARTI products on a consignment basis and provide EYII with a 1000 units of inventory for sale to its customers, proceeds of which are subject to fee payments to MARTI as set out in the schedules accompanying the agreement.

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

Escrow Fund
On August 1, 2005, pursuant to references made to the Standby Equity Distribution Agreement dated June 22, 2004, and the Promissory Note dated August 1, 2005, the Company allocated fifty-one million two hundred thousand (51,200,000) shares of the Company's common stock into escrow.

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

NOTE 11 - DISCONTINUED OPERATIONS

During the period ended September 30, 2005, the Company elected to discontinue the operations of Halo Distribution LLC (hereinafter "Halo"), a subsidiary of the Company and recorded costs associated from discontinued operations of $380,368 for the period ended September 30, 2005. In addition, the Company reclassified the December 31, 2004 balance sheet to reflect $405,838 of liabilities from the discontinued subsidiary and recorded costs from discontinued operations of $102,261 for the period ended September 30, 2004.

The assets and liabilities disposed of from discontinued operations at September 30, 2005 were as follows:

               Total Assets               $     --

      Accounts payable                    $ 79,049
      Accrued liabilities                  198,850
      Accounts payable - related party     105,000
                                          --------
               Total Liabilities           382,899
      Less:  Minority interest               7,555
                                          --------
      Liabilities in excess of assets     $375,344
                                          ========

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

On February 14, 2005 the Company entered into a bonus share agreement with one of our employees and issued 800,000 shares of our common stock according to the terms of the agreement. (See Note 8 and 10.)

On February 10, 2005, we entered into a loan agreement with one of our employees, pursuant to which we loaned her $180,000 for the purpose of exercising 3,000,000 incentive stock options issued to her under our stock compensation program. The loan is payable on demand and accrues interest at a rate of 4% per annum. The loan was secured by a promissory note dated effective February 10, 2005 and deemed to be a subscription receivable. On August 10, 2005 the promissory note was re-assigned to Winslow Drive in exchange for the 3,000,000 shares

NOTE 13 - CONCENTRATIONS

Bank Accounts
The Company maintains its cash accounts in two commercial banks. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States. The Company also maintains funds in commercial banks in Vancouver, British Columbia, in which funds in U.S. dollars are not insured. At September 30, 2005 and December 31, 2004, a total of $0, and $248 respectively, was not insured.

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

NOTE 15 - SUBSEQUENT EVENTS

On October 7, 2005, the Company issued 802,139 common shares to Cornell Capital pursuant to the repayment terms of the Promissory Note dated August 1, 2005.

On October 10,  2005,  the Company  issued  1,871,658  common  shares to Cornell
Capital in repayment of the cash advance received on that date from Cornell Capital in the amount of $175,000 in connection with the Standby Equity Distribution Agreement.

On October 14, 2005, the Company issued 866,051 common shares to Cornell Capital pursuant to the repayment terms of the Promissory Note dated August 1, 2005.

On October 21, 2005, the Company issued 1,069,900 common shares to Cornell Capital pursuant to the repayment schedule for the Promissory Note dated August 1, 2005.

On October 28, 2005, the Company issued 1,453,488 common shares to Cornell Capital pursuant to the repayment schedule for the Promissory Note dated August 1, 2005.

On  November 2, 2005,  the Company  issued  3,391,473  common  shares to Cornell
Capital in repayment of the cash advance received on that date from Cornell Capital in the amount of $175,000 in connection with the Standby Equity Distribution Agreement.

On November 4, 2005, the Company issued 1,381,215 common shares to Cornell Capital pursuant to the repayment schedule for the Promissory Note dated August 1, 2005.

On November 11, 2005, the Company issued 1,732,102 common shares to Cornell Capital pursuant to the repayment schedule for the Promissory Note dated August 1, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding EYI's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement.

OVERVIEW

We are in the business of selling, marketing, and distributing a product line consisting of approximately 24 nutritional products in two categories, dietary supplements and personal care products. Our most successful product is Calorad, a liquid collagen-based dietary supplement presently available on the market. These products are marketed through a network marketing program in which IBAs (Independent Business Associates) purchase products for resale to retail customers as well as for their own personal use. We have a list of over 380,000 IBAs, of which approximately 9,100 we consider "active". An "active" IBA is one who purchased our products within the preceding 12 months. Over 1,300 of these IBAs are considered "very active". A "very active" IBA is one who is on our automatic Auto-ship Program and is current with their annual administration fee. Our Auto-ship Program allows our IBAs to set up a reoccurring order that is automatically shipped to them each month.

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

On an ongoing basis we review our product line for duplication and sales trends and make adjustments accordingly. As of September 30, 2005, our product line consisted of: (i) 18 dietary supplement products; and (ii) 6 personal care products consisting primarily of cosmetic and skin care products. Our products are primarily manufactured by Nutri-Diem, Inc., a related party, and sold by us under a license and distribution agreement with Nutri-Diem. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us. Our products are sold to our IBAs located in the United States and Canada.

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

Recent Corporate Developments

We experienced the following significant developments since the completion of our last fiscal quarter ended June 30, 2005:

      1. On August 28, 2005 we incorporated a wholly owned subsidiary, EYI HK. The EYI HK office consists of the entire 15th floor in a centrally located building at No. 1 Minden Avenue, Tsim Sha Tsui, Kowloon. The office is intended to be used to service distributors and provide a product pick up depot for Code Blue(tm), Calorad(r), Prosoteine(r) and the newest EYI product, Calorad Cream. The new office will also play a role in supporting the sales, distribution and logistics of the CEIEC agency agreement. In connection with opening our new office in Hong Kong, on September 28, 2005 EYI HK entered into a Lease with Dombas Estates Limited for the lease of office space located at Nos. 1-3, 15th Floor of No. 1 Minden Avenue, Tsim Sha Tsui, Kowloon. The lease is for a two year term at a monthly rent of approximately $3,500 USD (HK$22,920).

      2. On September 23, 2005, EYI HK entered into an agency agreement (the "Agency Agreement") with Guangzhou Zhongdian Enterprises (Group) Co. Ltd. ("GZE") and China Electronics Import and Export South China Corporation ("CEIEC"). Pursuant to the terms of the Agency Agreement, EYI HK granted to CEIEC and its wholly owned subsidiary GZE, the exclusive right to distribute EYI's Code BlueTM water filtration systems (the "Water Filtration Systems") in China for a period of two years subject to, among other things, the following conditions: (i) CEIEC purchasing a minimum of 4,000,000 Water Filtration Systems in each year commencing in 2006; (ii) EYI HK issuing an exclusive agency certificate to CEIEC confirming the grant of agency rights; (iii)EYI HK guaranteeing the safety of its products to be sold on the Chinese market and that the packaging specifications will meet the product safety standard and packaging standards as required in China; (iv) CEIEC committing to the purchase (the "Purchase Plan"): of the amount of Water Filtration Systems outlined in the following purchase plan; (v) If, in any year CEIEC purchases fewer than 4,000,000 Water Filtration Systems in the Purchase Plan it will cease to have the exclusive agency rights to the Water Filtration Systems but continue to be non-exclusive agents of EYI HK; (vi) If, in any year CEIEC purchases fewer than one-half of the Water Filtration Systems in the Purchase Plan, EYI HK may at its option adjust the price of the Water Filtration Systems supplied to CEIEC under the Purchase Plan; and (vii) CEIEC agree to obtain all required regulatory approvals in China relating to the marketing and distribution of the Water Filtration Systems. Pursuant to the terms of the Agency Agreement, CEIEC reserves the right, upon reasonable notice to EYI HK, to increase, or decrease the number of Water Filtration System units that it purchases under the Purchase Plan, based on its evaluation of market demand in China, and agreed to commence purchases under the Purchase Plan in October 2005, and place subsequent purchase orders on a quarterly basis. The parties agreed that CEIEC may upon reasonable notice to EYI HK, assign its interest in the Agency Agreement to its nominee company, but remains a party to the agreement notwithstanding any such assignment.

      3. EYI HK entered into a Logistics Management Agreement dated September 1, 2005 with All In One Global Logistics Ltd. to provide international freight, warehousing and distribution services in Hong Kong for a period of two years.

      4. On September 1, 2005, EYI entered into an agreement for legal services with M. Ali Lakhani Personal Law Corporation (the "Contractor") to provide EYI and its subsidiaries with certain legal services in exchange for a monthly fee of US$8,000 and a one time issuance of 500,000 restricted shares of our common stock to the Contractor or its nominee, pursuant to Regulation S of the Securities Act of 1933. The contract is on a month-to-month basis.

      5. We entered into an investor relations agreement (the "IR Agreement") dated as of July 28, 2005 with AGORA Investor Relations Corp. ("Agora"), a private company incorporated under the laws of Ontario, Canada. Pursuant to the terms of the agreement Agora agreed to provide certain services including marketing, branding and investor communications services, in consideration of which we agreed to: (i) pay Agora a fee of $2,500 per month commencing August 1, 2005; and
            (ii) issue to Agora warrants to be registered by us to purchase 350,000 shares of our common stock exercisable at a price of $0.06 per share and vesting over a twelve month period. The Agreement is for an initial term of August 1, 2005 to July 31, 2006 and is renewable at EYI's option for an additional term of 12 months under the same terms and conditions. On October 5, 2005 we amended the IR Agreement with Agora. The IR Agreement was amended to provide for the issuance of 250,000 restricted shares of our common stock in place of the warrants to be received by Agora initially under the IR Agreement. The shares were issued pursuant to Regulation S of the Securities Act of 1933 and Canadian National Instrument 45-106 on the basis that Agora is an accredited investor.

We intend over the next twelve months to undertake the following:

New Product Introduction. In May 2005, we entered into a 5 year exclusive Reseller Agreement with Metals & Arsenic Removal Technology, Inc ("MARTI"). The Reseller Agreement offers EYI exclusive network marketing rights of a reformulated version of the MARTI products. The MARTI units are a portable water filtration product that have been tested in an EPA accredited laboratory and tests concluded that the filtration unit effectively treats and removes arsenic from water supplies. In June 2005, we initiated our pre-launch program for the MARTI products, now named Code Blue(TM). Shipments of this product began in August 2005.

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

Over the next twelve months we intend to expand our operations into the Asian market. In June 2005, we secured the consulting services of Ms. Eliza Fung who will primarily assist in the entry and development of EYI into the Asian market. In August 2005 we incorporated a new company, Essentially Yours Industries (Hong
Kong) Limited and in September 2005 we opened an office in Hong Kong. The office is intended to be used to service distributors and provide a product pick up depot for Code Blue(TM), Calorad(R), Prosoteine(R) and the newest EYI product, Calorad Cream. The new office will also play a role in supporting the sales, distribution and logistics of the CEIEC agency agreement.

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

                                       Third Quarter Ended September 30                Nine Months Ended September 30
                                  -----------------------------------------      -----------------------------------------
                                     2005           2004        Percentage         2005           2004          Percentage
                                                                 Increase /                                     Increase /
                                                                (Decrease)                                      (Decrease)
Revenue                           $1,335,963     $1,349,170        (0.98%)       $3,850,246     $4,769,608       (19.28%)
Cost of Goods Sold                $  350,188     $  249,634        40.28%        $  840,125     $  956,567       (12.17%)
Gross Profit before commission    $  985,775     $1,099,536       (10.35%)       $3,010,121     $3,813,041       (21.06%)
expense
Commission expense                $  513,449     $  545,747        (5.92%)       $1,435,911     $2,000,401       (28.22%)
Gross Profit                      $  472,326     $  553,789       (14.71%)       $1,574,210     $1,812,640       (13.15%)
Gross Profit Margin                   35.35%         41.05%       (13.87%)           40.89%          38.0%        7.58%

Revenues

During the three months ended September 30, 2005 we had total revenues of $1,335,963 as compared to revenues of $1,349,170 for the same period in 2004 which represents a decline of $13,207 or 1%. The year-to-date results for 2005 compared with 2004 indicate a revenue decline of $919,362 or 19%. The decrease in our revenues can be primarily attributed to the following factors:

o     Our inability to attract new IBA's

o     Lack of IBA participation in our auto-ship program

o our inability to fund marketing initiatives and programs that may promote growth within new markets and existing ones

Gross Profit

During the three months ended September 30, 2005 as compared to the same period in 2004, we had gross profits of $472,326 and $553,789 respectively. This represents a decline of $81,463 or 15%. The year-to-date results for 2005 compared with 2004 indicate that the gross profit has declined $238,430 or 13%. The decline in our gross profit is primarily attributed to our decreased sales.

Expenses

Operating expenses:

The following table summarizes operating expenditures for the periods indicated:

Operating Expenses

                                -------------------------------------------    ------------------------------------------------
                                     Third Quarter Ended September 30                  Nine Months Ended September 30
                                -------------------------------------------    ------------------------------------------------
                                                               Percentage                                         Percentage
                                    2005          2004         Increase /          2005            2004           Increase /
                                                               (Decrease)                                         (Decrease)
Consulting fees                     $  273,026    $  318,095   (14.17%)             $  751,836    $  823,989       (8.76%)
Legal and professional              $  107,333    $  104,129     3.08%              $  254,090    $  270,503       (6.07%)
Customer service                    $    9,771    $   84,636   (88.46%)             $  161,776    $  303,720      (46.74%)
Finance and administration          $  299,735    $1,166,046   (74.29%)             $  663,216    $1,591,332      (58.32%)
Sales and marketing                 $   42,569    $  108,790   (60.87%)             $   47,560    $  144,599      (67.11%)
Telecommunications                  $  118,881    $  178,818   (33.52%)             $  361,139    $  391,885       (2.89%)
Wages and benefits                  $  252,095    $  293,409   (14.08%)             $  995,247    $  780,078       27.58%
Warehouse expense                   $   66,220    $   20,766   218.89%              $  128,066    $  185,640      (31.01%)
Operating Expenses                  $1,169,630    $2,274,689   (48.58%)             $3,362,927    $4,471,746      (24.80%)

We incurred operating expenses in the amount of $1,169,630 during the three months ended September 30, 2005, compared to $2,274,689 for the three months ended September 30, 2004. The following explains the most significant changes for the periods presented:

Consulting fees - For the three months ended September 30, 2005, consulting fees totaled $273,026 as compared to $318,095 for the three months ended September 30, 2004. The net difference of $45,069 is primarily attributed to the expense of vested options accrued during September 2004 quarter.

Customer Service - For the three months ended September 30, 2005, customer services fees totaled $9,771 and represented 1% of our total operating expenditures, as compared to $84,636 or 4% of the total operating expenditures for the three months ended September 30, 2004. These expenditures represent the services provided by EYI Corp. pursuant to the terms of their management agreement with our subsidiary Essentially Yours Industries, Inc. ("EYII"). EYII has since acquired its own employee base to support the services that were previously provided by EYI.

Finance and administration - For the three months ended September 30, 2005, finance and administration fees totaled $299,735 and represented 26% of our total operating expenditures, as compared to $1,166,046 or 51% of the total operating expenditures for the three months ended September 30, 2004. During the quarter ended September 30, 2004, EYI expensed approximately $1,078,000 for vested stock options. During the quarter ended September 30, 2005, EYI expensed $150,000 for financing fees.

Sales & Marketing The Sales and Marketing expenses for the three and nine months ended September 30, 2005 were $42,569 and $47,560 respectively. During the third quarter, the Company increased its marketing budget to accommodate the marketing of the new Code Blue product and to create marketing tools for the Asian market.

Wages and benefits - For the three months ended September 30, 2005, wages and benefits totaled $252,095 and represented 22% of our total operating expenditures, as compared to $293,409 or 13% of the total operating expenditures for the three months ended September 30, 2004. The decline is directly related to the reduction of staff in an effort to conserve cash flow.

FINANCIAL CONDITION

Cash and Working Capital

                                      ---------------------------------------------------------------------
                                                                                          Percentage
                                        At September 30,      At December 31, 2004        Increase /
                                              2005                   2004                 (Decrease)
Current Assets                              $848,740               $1,228,714                (31%)
Current Liabilities                        $3,122,995              $1,853,252                 69%
Working Capital (Deficit)                 ($2,274,255)             ($624,538)               (264%)

We had cash of $9,946 as at September 30, 2005, compared with cash of $0 as at December 31, 2004. We had a working capital deficit at September 30, 2005 and December 31, 2004 of $2,274,255 and $624,538 respectively. The increase to our working capital deficit was primarily attributed to the increases in our trade payables, related party payables and the Cornell Capital loan.

Liabilities

                                      ---------------------------------------------------------------------
                                                                                          Percentage
                                        At September 30,         At December 31,          Increase /
                                              2005                    2004                (Decrease)
Accounts Payable and  Accrued
Liabilities                                 $1,493,496             $1,141,001                 31%
Accounts Payable-Related Parties            $695,003                $159,455                 336%
Convertible Debt-Related Party, Net
Of  Discount                                   $0                   $379,724                (100%)
Interest payable, convertible debt             $0                    $10,616                (100%)
Loan Payable, Cornell                       $844,496                   $0                    100%

We had an increase of 31% in Accounts Payable and Accrued Liabilities during the three months which represents the increase in unpaid trade payables. We also experienced a 336% increase in Accounts Payable-Related Parties which is due to the increase in unpaid wages of two of our officers and an increase in the amount owed to EYI. During the September 2005 quarter, EYI fully retired the debentures. Also during this quarter, EYI entered into a loan for $1,000,000 with Cornell Capital with weekly repayment dates.

Cash Used in Operating Activities

Cash used in operating  activities for the nine months ended  September 30, 2005
was  $733,168  compared  to  $682,512  for  the  comparative   period  in  2004,
representing an increase of $50,656 or 7%.

Cash Provided by Financing Activities

We have continued to finance our business primarily through private placement sales of our common stock, exercises of stock options, short term loans, conversion of accrued liabilities into stock and through increases in our accrued liabilities and accounts payable. Cash provided by financing activities for the nine months ended September 30, 2005 was $694,044, compared to $660,701 for the nine months ended September 30, 2004.

Financing Requirements

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we had negative working capital of approximately $2,274,255 and an accumulated deficit of approximately $9,481,000 incurred through September 30, 2005.

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

Accounts Receivable and Bad Debts

We estimate bad debts utilizing the allowance method, based upon past experience and current market conditions. At March 31, 2005 and December 31, 2004, we recorded allowances of $19,853 and $16,321 to cover accounts receivable balances over 60 days.

Inventory

We record inventories at the lower of cost or market on a first-in, first-out basis. Our product inventory is reviewed each month and also when the re-order of the product is necessary. On a monthly basis, our inventory is reviewed based on the expiration of our existing inventory. Product that has a shelf-life of less than 60 days is written off or discounted. A re-order review consists of an evaluation of our current monthly sales volume of the product, cost of product, shelf-life of the product, and the manufacturers minimum purchase requirement which all determine the overall potential profitability or loss of re-ordering. If the re-order of the product has an assessed loss, then the recommendation to management is to remove the product from the product line.

Restricted Cash

Restricted cash includes deposits held in a reserve account in the amount of $100,370 and $100,248 at March 31, 2005 and December 31, 2004 respectively. Such deposits are required by the bank as protection against unfunded charge backs and returns of credit card transactions.

Revenue Recognition

We are in the business of selling nutritional products in two categories: dietary supplements and personal care products. Sales of personal care products represent less than 5% of the overall revenue and therefore are not classified separately in the financial statements. We recognized revenue from product sales when the products are shipped and title passes to customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted $41,096 and $67,500 for the three months ended March 31, 2005 and March 31, 2004 respectively.

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

As of September 30, 2005, we had an accumulated deficit of $9,480,358. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

We have relied on significant external financing to fund our operations. As of September 30, 2005, we had $9,946 of cash on hand and our total current assets were $848,740. Our current liabilities were $3,122,995 as at September 30, 2005. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. If we are unable to secure additional financing or we cannot draw down on the Standby Equity Distribution Agreement, we believe that we will be required to seek additional financing to fund our continued operations. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have been subject to a going concern opinion from our independent auditors

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2004, relative to our ability to continue as a going concern. We have negative working capital of approximately $2,275,000 and an accumulated deficit incurred through September 30, 2005, which raises substantial doubt about our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dietary Supplements

o     Calorad(R)

o     Agrisept-L(R)

o     Oxy-Up(R)

o     Triomin

o     Noni Plus(R)

o     Iso-Greens(R)

o     Definition (drops)(R)

o     Prosoteine(R)

Personal Care Products

o     Definition (cream)(R)

Other Products

o     Code BlueTM

o     Code BlueTM TOGO

Code Blue, a water filtration unit, is a new addition to our product line and shipping commenced in August 2005.

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

A large portion of our sales is attributable to Calorad, if Calorad loses market share or loses favor in the marketplace, our financial results will suffer

A significant portion of our net sales is expected to be dependent upon our Calorad product. Calorad has traditionally represented more than 65% of our net sales and, although we hope to expand and diversify our product offerings, Calorad is expected to provide a large portion of our net sales in the foreseeable future. If Calorad loses market share or loses favor in the marketplace, our financial results will suffer.

Our products are subject to obsolescence, which could reduce our sales significantly

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

We, like any other retailers and distributors of products that are designed to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of products contain contaminants or include inadequate instructions with other substances. With respect to product liability claims, we have coverage of $2,000,000 per occurrence and $2,000,000 in the aggregate. Because our policies are purchased on a year to year basis, industry conditions or our own claims experience could make it difficult for us to secure the necessary insurance at a reasonable cost. In addition, we may not be able to secure insurance that will be adequate to cover liabilities. We generally do not obtain contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification is limited by its terms and, as a practical matter, to the creditworthiness of the other party. In the event that we do not have adequate insurance or contractual indemnification, liabilities relating to defective products could require us to pay the injured parties' damages which are significant compared to our net worth or revenues.

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

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Principal Executive Officer and Principal Financial Officer have determined that there are no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

4.       Lease Agreement with Business Centers, LLC

In February 1999 our subsidiary, Halo Distribution, LLC entered into a Lease Agreement with Business Centers, LLC (the "Landlord"). This Lease Agreement was extended for a period of three years on January 5, 2004. We received a letter dated August 2, 2005 notifying us of a default by Halo under the lease agreement and notice that the landlord intends to commence legal proceedings against Halo and EYI for the sum of $150,000 for defaulted lease payments. We received a statement of claim from the landlord in November, 2005 naming Halo and us as defendants and requesting payment of the defaulted lease payments. We intend to vigorously defend against any potential legal claims respecting this matter.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2005, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "Securities Act") and have not been reported on our previous Quarterly Reports on Form 10-QSB during the year:

6. On October 10, 2005 we issued 500,000 shares of restricted common stock to our legal consultant pursuant to a contract for legal services. All securities were endorsed with a restrictive legend pursuant to
         Regulation S of the Securities Act of 1933 confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

7. On October 10, 2005 we also issued 250,000 shares of restricted common stock to Agora pursuant to our investor relations agreement with Agora. All securities were endorsed with a restrictive legend pursuant to Regulation S of the Securities Act of 1933 confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

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

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 20, 2005 we filed a Preliminary Schedule 14A Information Statement with the SEC which encloses our Proxy Statement materials for our Annual General Meeting. Our Annual General Meeting will be held on December 2, 2005 in Las Vegas, Nevada to seek shareholder approval to increase the number of authorized common shares from 300,000,000 to 1,000,000,000 and to elect two (2) directors. On October 31, 2005 we filed our Definitive Schedule 14A Information Statement with the SEC.

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

     10.27        Subsidy Agreement dated July 23, 2004 between Essentially Yours Industries, Inc. and Premier Wellness
                  Products. (8)
     10.28        Subsidy Agreement dated July 23, 2004 between Essentially Yours Industries, Inc. and Stancorp. (8)
     10.29        5% Secured Convertible Debenture dated September 24, 2004 between EYI Industries, Inc. and Cornell Capital
                  Partners, LP(8)
     10.30        5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. and Kent Chou(8)
     10.31        5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. Taib Bank, E.C.(8)
     10.32        Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Taib Bank, E.C. (8)
     10.33        Assignment Agreement dated September 27, 2004  between Cornell Capital Partners, LP and Kent Chou(8)
     10.34        Joint Venture Agreement dated May 28, 2004 between EYI Industries, Inc.,  World Wide Buyer's Club Inc. and
                  Supra Group, Inc.(9)
     10.35        Indenture of Lease Agreement dated January 3, 2005 between Golden Plaza Company Ltd., 681563 B.C. Ltd., and 642706 B.C. Ltd.(10)
     10.36        Consulting Services Agreement dated March 5, 2004 between EYI Industries, Inc. and EQUIS Capital Corp.(13)
     10.37        Letter dated May 25, 2004 between Source Capital Group, Inc. and EYI Industries, Inc.(14)
     10.38        Consulting Agreement dated April 1, 2004 between EYI Industries, Inc. and Daniel Matos(14)
     10.39        Loan Agreement between Janet Carpenter and EYI Industries, Inc. dated February 10, 2005(15)
     10.40        Promissory Note dated February 10, 2005 between Janet Carpenter and EYI Industries, Inc.(15)
     10.41        Bonus Share Agreement between Janet Carpenter and EYI Industries, Inc. dated February 14, 2005(15)
     10.42        Pledge and Escrow Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP and David Gonzalez. (15)
     10.43        Guaranty Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP(15)
     10.44        Secured Promissory Note dated February 24, 2005 between EYI Industries, Inc. and Cornell Capital Partners,
                  LP(15)
     10.45        Agreement dated April 22, 2005 between Essentially Yours Industries Inc. and Source 1 Fulfillment(15)
     10.46        Reseller Agreement dated May 11, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic
                  Removal Technology, Inc. (16)
     10.47        Termination Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
     10.48        Standby Equity Distribution Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital
                  Partners, LP(17)
     10.49        Registration Rights Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners,
                  LP(17)
     10.50        Escrow Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
     10.51        Placement Agent Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners,
                  LP(17)
     10.52        Consulting Agreement dated June 1, 2005 between EYI Industries, Inc. and Eliza Fung(18)
     10.53        Addendum to the Reseller Agreement dated June 1, 2005 between Essentially Yours Industries Inc. and Metals
                  & Arsenic Removal Technology, Inc. (18)
     10.54        Non-Circumvention and Non-Disclosure Agreement dated July 14, 2005 between Essentially Yours Industries
                  Inc. and Metals & Arsenic Removal Technology, Inc. (18)
     10.55        Promissory Note dated August 1, 2005 between EYI Industries Inc. and Cornell capital Partners, LP(18)
     10.56        Investor Relations Agreement dated July 28, 2005 between EYI Industries, Inc. and Agora Investor Relations
                  Corp. (18)
     10.57        China Agency Agreement entered into with Guanghzhou Zhongdian Enterprises (Group) Co. Ltd.  and China
                  Electronics Import and Export South China Corporation. Dated September 15, 2005(19)
     10.58        Logistics Management Agreement dated September 1, 2005 between Essentially Yours Industries (Hong Kong)
                  Limited and All In One Global Logistics Ltd.
     10.59        Contract for Legal Services dated September 1, 2005 between EYI Industries Inc. and M. Ali Lakhani Law
                  Corporation
     10.61        Amended Investor Relations Agreement dated October 5, 2005 between EYI Industries, Inc. and Agora Investor
                  Relations Corp.
      14.1        Code of Ethics(5)
      21.1        List of Subsidiaries(15)
      31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002
      32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

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

(17) Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2005, filed with the SEC on May 20, 2005

(18) Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended June 30, 2005, filed with the SEC on August 19, 2005

(19) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 27, 2005

(b)      Reports on Form 8-K:

---------------------------------- --------------------------------------------------------------------------
 Date of SEC filing of Form 8-K                           Description of the Form 8-K
---------------------------------- --------------------------------------------------------------------------
       September 23, 2005          Disclosure of EYI's entry into the CEIEC Agency Agreement
---------------------------------- --------------------------------------------------------------------------

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYI INDUSTRIES, INC.
By:   /s/ Jay Sargeant
      Jay Sargeant
      President, Chief Executive Officer,
      and Director
      (Principal Executive Officer)
      Date: November      , 2005

By:   /s/Rajesh Raniga
      Rajesh Raniga
      Chief Financial  Officer
      (Principal Accounting Officer)
      Date: November      , 2005