Form 10KSB
period 2005-12-31
EYI INDUSTRIES INC.
filed 2006-04-03
CIK 1104120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X| Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                   For the fiscal year ended December 31, 2005

|_| Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

               For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 000-29803

                              EYI INDUSTRIES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                    NEVADA                                                                    88-0407078
--------------------------------------------------------------------      -----------------------------------------------
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

            7865 Edmonds Street
            Burnaby, B.C.  CANADA                                                               V3N 1B9
--------------------------------------------------------------------      -----------------------------------------------
       (Address of principal executive offices)                                              (Zip Code)

                                 (604) 759-5031
      --------------------------------------------------------------------
                           Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:         NONE.
                                                                       -----

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE.
                    -----------------------------------------

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Revenues for the fiscal year ended December 31, 2005 were : $4,980,408.

The aggregate value of the voting stock held by non-affiliates of the registrant computed on the basis of the average of the bid and ask price of the registrant's common stock on December 31, 2005 was $3,306,591.15.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As March 31, 2006, the Issuer had 260,273,921 Shares of Common Stock outstanding.

Documents incorporated by reference:        NONE

Transitional Small Business Disclosure Format (Check one):   Yes |_|     No  |X|

                           TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I

Item 1.      Description of Business.                                            3
Item 2.      Description of Property.                                           19
Item 3.      Legal Proceedings.                                                 20
Item 4.      Submission of Matters to a Vote of Security Holders.               21

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.          21
Item 6.      Management's Discussion and Analysis Or Plan of Operation.         22
Item 7.      Financial Statements.                                              39
Item 8.      Changes in and Disagreements with Accountants On Accounting
             and Financial Disclosure.                                          59
Item 8A.     Controls and Procedures.                                           59
Item 8B.     Other Information.                                                 59

PART III

Item 9.      Directors, Executive Officers, Promoters And Control Persons;
             Compliance with Section 16(a) of the Exchange Act.                 59
Item 10.     Executive Compensation.                                            61
Item 11.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters.                                   64
Item 12.     Certain Relationships and Related Transactions.                    66
Item 13.     Exhibits.                                                          67
Item 14.     Principal Accountant Fees and Services.                            70

SIGNATURES                                                                      71

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

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

We are in the business of selling, marketing, and distributing a product line consisting of approximately 27 nutritional products in three categories, dietary supplements, personal care products and water filtration systems. Our most successful product is Calorad, a liquid collagen-based dietary supplement presently available in the market. These products are marketed through a network marketing program in which IBAs (Independent Business Associates) purchase products for resale to retail customers as well as for their own personal use. We have a list of over 380,000 IBAs, of which approximately 8,500 we consider "active". An "active" IBA is one who purchased our products within the preceding 12 months. Over 1,200 of these IBAs are considered "very active". A "very active" IBA is one who is on our automatic Auto-ship Program and is current with their annual administration fee.

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

On an ongoing basis we review our product line for duplication and sales trends and make adjustments accordingly. As of December 31, 2005, our product line consisted of: (i) 18 dietary supplement products; (ii) 7 personal care products consisting primarily of cosmetic and skin care products; and (iii) 2 water filtration system products. Our products are primarily manufactured by Nutri-Diem, Inc., a related party, and sold by us under a license and distribution agreement with Nutri-Diem Inc. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us. Our products are sold to our IBAs located in the United States, Canada and Asia.

We believe that our network marketing system is suited to marketing dietary supplements, personal care products and water filtration products because sales of such products are strengthened by ongoing personal contact between IBAs and their customers. Our network marketing system appeals to a broad cross-section of people, particularly those looking to supplement family income or who are seeking part-time work. IBAs are given the opportunity, through our sponsored events and training sessions, to network with other distributors, develop selling skills and establish personal goals. We supplement monetary incentives with other forms of recognition in order to motivate IBAs.

Recent Corporate Developments

Other than as reported in our Form 10-KSB for the year ended fiscal, 2004, we experienced the following significant developments through the date of this filing and during fiscal 2005

      o On March 14, 2006 we entered into an agreement with Porter Public Relations, Inc. ("Porter") pursuant to which Porter will provide us with certain public relations services to promote the launch of the Code Blue water filtration system and the Longevity Series consisting of Calorad(R), Prosoteine(R) and Calorad(R) Cream. In consideration of which we agreed to pay Porter a fee of $5,000 per month for up to 40 hours per month. The agreement is based on a month to month term.

      o On January 27, 2006 we entered into a Consulting Agreement with Mr. Lou Prescott, for a period of six (6) months and US$5,000 per month to provide EYI with assistance in developing Mr. Prescott's business to business marketing model for EYI. Pursuant to the terms of the agreement we also agreed to purchase Mr. Prescott's gold lead system and during the term of the agreement, to provide Mr. Prescott with 100% of the leads generated by the system.

      o On January 19, 2006, we entered into an agreement with Global Consulting Group Inc. ("Global") on a month to month basis. Global provides investor relations services and creates investor awareness for a fee of $15,000.00 USD per month.

      o On December 21, 2005 we entered into a Settlement Agreement and Mutual Release with Business Centers, LLC and Halo Distribution, LLC in settlement of the legal action commenced against EYI by Business Centers, LLC On June, 2005. See "Item 3. - Legal Proceedings", below.

      o On December 6, 2005 we incorporated a wholly owned subsidiary, Essentially Yours Industries (International) Inc. ("EYI INTL") to facilitate our expansion throughout other Southeast Asian countries.

      o On December 2, 2005, we held our 2005 Annual General Meeting ("AGM") in Las Vegas, Nevada. At the AGM the stockholders voted to increase the number of our authorized shares of common stock from 300,000,000 to 1,000,000,000 and appointed Mr. Dori O'Neill and Mr. Jay Sargeant as Directors.

      o     On September 23, 2005, EYI and Essentially yours Industries (Hong
            Kong) Limited ("EYI HK"), our wholly owned subsidiary, entered into an agency agreement (the "Agency Agreement") with Guangzhou Zhongdian Enterprises (Group) Co. Ltd. ("GZE") and China Electronics Import and Export South China Corporation ("CEIEC"). Pursuant to the terms of the Agency Agreement, EYI HK granted to CEIEC and its wholly owned subsidiary GZE, the exclusive right to distribute EYI's Code Blue(TM) water filtration systems (the "Water Filtration Systems") in China for a period of two years subject to, among other things, the following conditions: (i) CEIEC purchasing a minimum of 4,000,000 Water Filtration Systems in each year commencing in 2006;
            (ii) EYI HK issuing an exclusive agency certificate to CEIEC confirming the grant of agency rights; (iii)EYI HK guaranteeing the safety of its products to be sold on the Chinese market and that the packaging specifications will meet the product safety standard and packaging standards as required in China; (iv) CEIEC committing to the purchase (the "Purchase Plan"): of the amount of Water Filtration Systems outlined in the following purchase plan; (v) If, in any year CEIEC purchases fewer than 4,000,000 Water Filtration Systems in the Purchase Plan it will cease to have the exclusive agency rights to the Water Filtration Systems but continue to be non-exclusive agents of EYI HK; (vi) If, in any year CEIEC purchases fewer than one-half of the Water Filtration Systems in the Purchase Plan, EYI HK may at its option adjust the price of the Water Filtration Systems supplied to CEIEC under the Purchase Plan; and
            (vii) CEIEC agree to obtain all required regulatory approvals in China relating to the marketing and distribution of the Water Filtration Systems. Pursuant to the terms of the Agency Agreement, CEIEC reserves the right, upon reasonable notice to EYI HK, to increase, or decrease the number of Water Filtration System units that it purchases under the Purchase Plan, based on its evaluation of market demand in China, and agreed to commence purchases under the Purchase Plan in October 2005, and place subsequent purchase orders on a quarterly basis. The parties agreed that CEIEC may upon reasonable notice to EYI HK, assign its interest in the Agency Agreement to its nominee company, but remains a party to the agreement notwithstanding any such assignment. As of March 30, 2006, the Company has not received any purchase orders from CEIEC. Due to delays by MARTI not providing adequate Code Blue pitcher/filter samples, the product was unable to meet the deadline for the December product review. Code Blue pitcher/filters are now slated to be included in the March 2006 quarterly Chinese government product review.

      o EYI HK entered into a Logistics Management Agreement dated September 1, 2005 with All In One Global Logistics Ltd. to provide international freight, warehousing and distribution services in Hong Kong for a period of two years.

      o On September 1, 2005, EYI entered into an agreement for legal services with M. Ali Lakhani Personal Law Corporation (the "Contractor") to provide EYI and its subsidiaries with certain legal services in exchange for a monthly fee of US $8,000 and a one time issuance of 500,000 restricted shares of our common stock to the Contractor or its nominee, pursuant to Regulation S of the Securities Act of 1933. The contract is on a month-to-month basis.

      o On August 28, 2005 we incorporated a wholly subsidiary, EYI HK. The EYI HK office consists of the entire 15th floor in a centrally located building at No. 1 Minden Avenue, Tsim Sha Tsui, Kowloon. The office is intended to be used to service distributors and provide a product pick up depot for Code Blue(TM) water filtration systems, Calorad(R), Prosoteine(R) Agrisept-L(R), Definition(R) cream and drops and the newest EYI product, Calorad Cream. The new office will also play a role in supporting the sales, distribution and logistics of the CEIEC agency agreement. In connection with opening our new office in Hong Kong, on September 28, 2005 EYI HK entered into a Lease with Dombas Estates Limited for the lease of office space located at Nos. 1-3, 15th Floor of No. 1 Minden Avenue, Tsim Sha Tsui, Kowloon. The lease is for a two year term at a monthly rent of approximately $3,500 USD (HK$22,920).

      o     On September 12, 2005, we retired $5,000 of the Taib Bank,
            E.C. debenture plus $14,245 in interest by converting 375,146 common shares.

      o On August 16, 2005, we retired $170,000 of the Taib Bank, E.C. debenture plus $10,830 in interest by converting 4,487,096 common shares.

      o On August 15, 2005, we retired $75,000 of the Taib Bank, E.C. debenture by converting 2,027,027 common shares.

      o On August 1, 2005, we entered into a promissory note with Cornell Capital Partners, LP ("Cornell") for the principal sum of One Million (U.S.) dollars ($1,000,000) and payable by one initial payment of One Hundred Thousand Dollars ($100,000); eleven equal weekly installments of Seventy Five Thousand Dollars ($75,000); and one additional installment of One Hundred Five Thousand Eight Hundred Eighty Seven Dollars and Sixty Seven Cents ($105,887.67) commencing September 3, 2005. Interest on this note is twelve percent (12%) per annum. The promissory note was fully retired on December 16, 2005.

      o On August 3, 2005, the Company retired the Cornell $250,000 debenture signed on June 22, 2004, plus a 20% premium of $50,000 by using the cash proceeds of the promissory note signed on August 1, 2005.

      o On July 28, 2005, we entered into an Investor Relations Agreement (the "IRAgreement") with Agora Investor Relations Corp ("AGORA"). Pursuant to the terms of the agreement AGORA agreed to provide us with certain services including marketing, branding and investor communication services, in consideration of which we agreed to: (i) pay AGORA a fee of $2,500 per month commencing August 1, 2005 (which fee has been paid); and (ii) issue to AGORA warrants to be registered by us to purchase 350,000 shares of our common stock exercisable at price of $0.06 per share and vesting over a twelve month period. The agreement is for an initial term of August 1, 2005 to July 31, 2006 and is renewable at EYI's option for an additional term of 12 months under the same terms and conditions. On October 5, 2005 we amended the IR Agreement with Agora. The IR Agreement was amended to provide for the issuance of 250,000 restricted shares of our common stock in place of the warrants to be received by Agora initially under the IR Agreement. The shares were issued pursuant to Regulation 5 of the Securities Act of 1933 and Canadian National Instrument 45-106 on the basis that Agora is an accredited investor.


      o On May 27, 2005 we filed a registration statement on SB-2 (Registration No. 333-125344) registering the resale of up to 97,264,558 shares of our common stock to be sold by certain of our stockholders, including up to an aggregate of 85,000,000 shares of our common stock pursuant to our Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. The registration statement was subsequently declared effective by the SEC on July 29, 2005.

      o On May 13, 2005 we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell") pursuant to which we entered into the following agreements: a Registration Rights Agreement, an Escrow Agreement, and a Placement Agent Agreement. Pursuant to the terms of the new Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $10 million. If we request advances under the Standby Equity Distribution Agreement, Cornell will purchase shares of our common stock for 98% of the lowest volume weighted average price on the Over-the Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell will retain 5% of each advance under the new Standby Equity Distribution Agreement. We may not request advances in excess of a total of $10 million. Pursuant to the terms of our Registration Rights Agreement and the standby Equity Agreement with Cornell, we agreed to register and qualify, among other things, the additional shares due to Cornell under the Standby Equity Distribution Agreement under a registration statement filed with the SEC. We signed a Termination Agreement on May 13, 2005, for the purpose of terminating our Standby Equity Distribution Agreement, Registration Rights Agreement and Escrow Agreement previously entered into with Cornell on June 22, 2004. During the year ended December 31, 2005, the Company issued 40,874,047 common shares to Cornell in exchange for $1,700,000.

      o On May 11, 2005 we entered into a Reseller Agreement with MARTI for a term of five (5) years, pursuant to which MARTI appointed EYII as the exclusive distributor of certain specially formulated MARTI products on a consignment basis and provided EYII with 1000 units of inventory for sale to its customers, proceeds of which are subject to fee payments to MARTI as set out in the schedules accompanying the agreement.

      o On April 29, 2005 Essentially Yours Industries, Inc., our wholly owned subsidiary ("EYII") signed a letter of intent with Metals & Arsenic Removal Technology, Inc. ("MARTI") for the purpose of marketing certain of MARTI's products provided to EYII on a consignment basis and assigning marketing rights to certain of MARTI's product lines to EYII, subject to EYII's entry into a definitive agreement with MARTI by November 1, 2005. Subsequently, on May 11, 2005 EYII entered into Reseller Agreement with MARTI for a term of five (5) years, pursuant to which MARTI appointed EYII as the exclusive distributor of certain specially formulated MARTI products on a consignment basis and provided EYII with 1000 units of inventory for sale to its customers, proceeds of which are subject to fee payments to MARTI as set out in the schedules accompanying the agreement.

      o On April 25, 2005 we filed a letter with the Securities and Exchange Commission requesting the withdrawal of our registration statement on Form SB-2, originally filed on September 17, 2004. We intend to file a new registration statement on Form-SB-2 registering the resale of 97,264,558 shares of our common stock held or to be sold by certain of our stockholders, including Cornell, which intends to sell up to an aggregate of 85,000,000 shares of our common stock pursuant to our Standby Equity Distribution Agreement with Cornell.

      o On April 22, 2005 EYII entered into a Fulfillment Services Agreement with Source 1 Fulfillment ("Source One") to warehouse and ship our products. Pursuant to the terms of the agreement, Source One agreed to provide certain storage and fulfillment services to EYII at the rates set out in the schedules to the agreement. Source One also agreed to pay a referral commission of 10% of all handling fees for any client EYII brings to Source One. The agreement is for a term of one year and automatically renews each year unless terminated by either party in accordance with the terms of the agreement. Subsequently, in May, 2005, we ceased warehousing and distributing our products through Halo Distribution LLC ("Halo"), our wholly owned subsidiary. We presently intend to continue warehousing and shipping our products through Source one.

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

Under the terms of the Exchange Agreement, we issued 117,991,875 shares of our common stock, representing approximately 79.9% of our then-outstanding common stock, to the EYI shareholders in exchange for 15,372,733 shares of EYI Nevada common stock held by them. As a result, we underwent a change of control. Following completion of the Exchange, the EYI shareholders controlled approximately 79.9% of our outstanding common stock and we owned approximately 97.9% of EYI Nevada's issued and outstanding capital stock. As a result of the transaction, we acquired the business of EYI Nevada and EYI Nevada became our majority-owned subsidiary. Concurrent with the acquisition, we changed our name to "EYI Industries, Inc.", our officers and directors resigned, and nominees of the EYI Shareholders were elected as successors.

Subsidiaries and Affiliates

We presently have eight subsidiaries through which we conduct our operations, described as follows:

      o Essentially Yours Industries, Inc., a Nevada Corporation (Majority Owned). EYI Nevada was organized on June 20, 2002 upon the completion of a merger between Burrard Capital Corp., a Nevada Corporation, and Essentially Yours Industries, Inc., a Nevada Corporation. The resulting merged entity continued under the name Essentially Yours Industries, Inc. EYI Nevada is our majority owned subsidiary which presently conducts our US business operations.

      o 642706 B.C. Ltd., dba EYI Management, located in Burnaby, British Columbia (Wholly Owned), provides accounting, customer service, marketing and financial advisory services to us. 642706 B.C. Ltd. is our wholly owned subsidiary and has experience in marketing health and wellness products and experience in financial reporting for the United States and Canada.

      o Essentially Yours Industries (International) Limited, located in Hong Kong, (Wholly Owned), subsidiary of EYI Industries Inc. incorporated on December 6, 2005.

      o Essentially Yours Industries (Hong Kong) Limited, located in Hong Kong, (Wholly Owned), subsidiary of EYI Industries Inc. incorporated on August, 22, 2005.

      o Essentially Yours Industries (Canada), Inc. (Wholly Owned), a Canadian Federal Corporation, was incorporated in September 2002 and is located in Burnaby, British Columbia, and handles Canadian sales, Canadian sales taxes and Canadian reporting.

      o World Wide Buyers' Club Inc., a Nevada Corporation (51% Owned). World Wide Buyers' Club Inc. was organized by a joint venture agreement effective May 6, 2004.


      o RGM International, Inc., a Kentucky Corporation (Wholly Owned). RGM was incorporated in July 1997. RGM is a dormant investment company which holds 1% of Halo.

      o Halo Distribution LLC, 7109 Global Drive, Louisville, Kentucky. Halo was organized on January 15, 1999 in the state of Kentucky. Halo is owned 99% by Essentially Yours Industries, Inc. and 1% by RGM International, Inc. Halo was the distribution center for the Company's product, in addition to other products, until April 30, 2005, at which time the Company made the decision to discontinue its operations.

The following are our affiliates who are controlled by certain of our directors and shareholders, as described below:

      o Nutri-Diem, Inc., 470, Boul. Sir Wilfrid-Laurier bureau 103 Mont-St-Hilaire, Quebec, Canada. Nutri-Diem, Inc. is the manufacturing facility in Quebec that supplies approximately 87% of our products. EYI Nevada negotiated with Nutri-Diem Inc. an exclusive Distribution and Licensing Agreement where by EYI Nevada will sell the products of Nutri-Diem Inc., such as Calorad and Agrisept-L, in the United States and Canada, and elsewhere in the world, subject to suitable arrangements. Michel Grise, President of Nutri-Diem, Inc. is one of our shareholders and a director of one of our subsidiaries.

      o Essentially Yours Industries Corp., located in Burnaby, B.C., provides services to EYI Nevada under a management agreement. These services consist of the following: computer and management information systems and support. Payments due under the management agreement are at cost of services plus a mark-up of approximately 5%. Essentially Yours Industries Corp. is controlled by certain of our shareholders including Jay Sargeant, our President and Chief Executive Officer.

Key Operating Strengths

We believe the source of our success is primarily attributed to our IBA support programs coupled with our IBA compensation programs. We provide our IBAs with quality products and competitive commission programs, along with training and motivational events and services. We believe that we have established a strong operating platform to support IBAs and facilitate future growth. The key components of this platform include the following:

      o quality dietary supplements, water filtration systems and personal care products that appeal to consumers demands for products that contribute to a healthy lifestyle;

      o a compensation program that permits IBAs to earn income from profits on the resale of products and residual income from product purchases within an IBAs' down-line organization, as well as to participate in various non- cash awards;

      o a communications program that seeks to effectively and efficiently communicate with IBAs by utilizing new technologies and marketing techniques, as well as motivational events and training seminars;

      o a continual expansion and improvement of our product line and marketing plan;

      o     an in-house marketing department; and

      o employment of computer technology to provide timely and accurate product order processing, weekly commission payment processing and detailed IBA earnings statements.

Growth Strategy

New Product Introduction. In May 2005, we entered into a 5 year exclusive Reseller Agreement with Metals & Arsenic Removal Technology, Inc ("MARTI"). The Reseller Agreement offers EYI exclusive network marketing rights to a reformulated version of the MARTI products. The MARTI units are a portable water filtration product that has been tested in an EPA accredited laboratory and tests concluded that the filtration unit effectively treats and removes arsenic from water supplies. In June 2005, we initiated our pre-launch program for the MARTI products, now named Code Blue(TM). Shipments of this product began in August 2005.

In October 2005 we launched a new product, Calorad Cream, as part of our Longevity Series. Calorad Cream is a topical serum which is applied to the skin. During 2006, we intend to continue to improve and add to our existing product line. The initial shipment of Code Blue Filters did not meet EYI product specifications and we commenced replacing the filters in January 2006. Any filters relating to this transaction disclosed in the press release on January 11, 2006 have been replaced.


During 2006, we plan to begin a promotion tour campaign ("North American Tour", "Tour") to promote both products and our network business. The North American Tour will promote the launch of the Code Blue filtration system in North American. We have targeted cities to host these events where we believe there is a greater interest in the program, interest in the product and a concentration of our active IBAs. We plan to create and host on-going promotional and training events in these cities.

International Sales. In June 2005, we secured the consulting services of Ms. Eliza Fung who will primarily assist in the entry and development of EYI into the Asian market. In August 2005 we incorporated a new company, Essentially Yours Industries (Hong Kong) Limited and in September 2005 we opened an office in Hong Kong. The office is intended to be used to service distributors and provide a product pick up depot for Code Blue(TM), Calorad(R), Prosoteine(R), Agrisept-L(R) and Definition(R) drops and cream, and the newest EYI product, Calorad Cream. The new office will also play a role in supporting the sales, distribution and logistics of the CEIEC agency agreement.

In January 2006, we relocated our Executive Vice President and COO, Dori O'Neill to Hong Kong for six months. Mr. O'Neill is expected to play a key role in our Asian market initiative. His initial focus will be to introduce and train our global binary program to new Asian IBAs. In addition, Mr. O'Neill will also focus on researching and reviewing other locations and markets for expansion.

Network Support. We intend to expand the marketing of our products by internet direct and the distribution network. We also intend to support the growth and expansion of the Sales Communication department. Their success is measured on the number of inactive IBAs who, through the efforts of the Sales Communication department, become current with their membership fees and purchase our products. As the revenues generated by this department grow, we intend to add additional staff.

Autoship Program. We intend to promote our Autoship Program by offering one or more of the following initial incentives, purchase discounts, and long-term commitment rewards. We believe that our automated ordering system supports on-going sales.

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

Products

Our product line consists of products in the categories of dietary supplements, water filtrations systems and personal care products. We currently market approximately 27 products. For the year ended December 31, 2005, Calorad sales represented over 87% of our net sales and is expected to provide a large portion of our net sales in the foreseeable future.

Dietary Supplements

We offer 18 products in the dietary supplement category which contain herbs, vitamins, minerals and other natural ingredients. As stated above, the dietary supplement product Calorad is expected to provide a large portion of our net sales in the foreseeable future. The following products represent the majority of our product sales in the dietary supplement category:

      o Agrisept-L(R): Agrisept-L is a dietary supplement of citrus extracts used as a germicide.

      o Calorad(R): Calorad is a liquid collagen-based dietary supplement. Calorad is available in three formulas: beef, fish, and AM.

      o Definition(R) (drops): Definition is a natural herbal product designed to feed and nurture the female breast. This product is available in both cream and drop formulations.

      o Iso-Greens(R): Iso-Greens is a nutrient-rich green food supplement. The vegetables in Iso-Greens combine to supply 39 of the vitamins, minerals and amino acids found in food, including Vitamin B-12.

      o Noni Plus(R): Noni fruit is an extract of organic noni and liquid trace minerals and it is has been around for centuries, used by natives and ancient healers of many countries during the last several thousand years to treat many ailments. We have combined this fruit with our own Dead Sea ionic minerals.

      o     Oxy-Up(R): Oxy-Up is a liquid stabilized oxygen supplement.

      o Prosoteine(R): Prosoteine is a plant based, natural, stimulant-free liquid protein supplement.

      o     Triomin: Triomin is a liquid trace mineral dietary supplement.

Personal Care Products

We offer 7 personal care products. The following product represents the majority of our product sales in the personal care category:

      o Calorad(R) (cream): Calorad cream is a topical serum with a base of nourishing collagen that lavishes and aids the skin during the natural aging process. The exclusive mixture of ingredients in Calorad cream stimulate, moisturize and nourish to bio-illuminate skin. The active ingredients in Calorad cream are extremely compatible with the biologic structure of the human skin. The formulation is a unique selection of the most recent biotechnology ingredients, working in perfect synergy, easily penetrating the cellular metabolism level of the skin.

            o Definition(R) (cream): Definition is a safe, non-invasive, natural herbal product designed to feed and nurture the female breast. The perfectly selected ingredients work in harmony, helping the body to maintain the nutritional needs of the mammary glands. It works with the body's natural capabilities to maintain the shape and tone of youth in the female breast.

Water Filtration Systems

      o Code Blue(TM) Water Filtration System: Code Blue is a pour through drinking water filtration system (containing a pitcher and filter) that removes Arsenic, Chlorine, Nitrates, Nitrites, Mercury and other contaminants from potable water.

      o Code Blue(TM) Filter is a filter that removes Arsenic, Chlorine, Nitrates, Nitrites, Mercury and other contaminants from potable water.

Promotional Materials. We will also derive revenues from the sale of various educational and promotional materials designed to aid our distributors in maintaining and building their businesses. Such materials include various sales aids, informational videotapes and cassette recordings, and product and marketing brochures. We produce many of our promotional materials in-house and have the capability to create just-in-time marketing pieces as needed and constantly update our marketing material.

New Product Identification. We expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, consultants, distributors and other third parties. Prior to introducing new products, we investigate product formulation as it relates to regulatory compliance and other issues.

We rely upon Nutri-Diem, Inc. and other manufacturers, independent researchers and vendor research departments for product development services. When a new product concept is identified or when an existing product must be reformulated, the new product concept or reformulation project is generally submitted to Nutri-Diem, Inc. or other manufacturers for technical development and implementation. Nutri-Diem owns all of the rights to the products that they produce. We do not incur any expense for the development of any products by Nutri-Diem. We continually review our existing products for potential enhancements to improve their effectiveness and marketability. While we consider our product formulations to be proprietary trade secrets, such formulations are not patented. Accordingly, there is no assurance that another company will not replicate one or more of our products.

Product Procurement and Distribution Insurance. More than 87% of our product line in the dietary supplement category is manufactured by Nutri-Diem, Inc., a related party, utilizing theirs and our product formulations, as well as product formulations it licenses to us. A majority of our product line in the personal care category is also manufactured by Nutri-Diem, Inc.

We have contracts with Nutri-Diem, Inc. that grant to us the exclusive license and right to market, sell and distribute in Canada and the United States and a non-exclusive right to market on the Internet certain products owned by Michel Grise Consultant, Inc., a Quebec corporation, which is controlled by Michel Grise. To maintain the license and distribution rights granted by those contracts, we are obligated to purchase from Nutri-Diem, Inc. during that period commencing on June 1, 2003, and continuing through and including May 31, 2004, products totaling $1,530,000. Those contracts also specify that for the period from June 1, 2004 to May 31, 2005, we are required to purchase from Nutri-Diem, Inc. products totaling $3,825,000. Additionally, those contracts specify that for each year commencing on June 1, and ending on May 31 thereafter during the term of that agreement we are required to purchase products totaling $5,355,000. The provisions of those contracts specify that Nutri-Diem, Inc. will offer us the right to sell, market and distribute in those territories any new product developed by Nutri-Diem, Inc.

If we are not in default at the expiration of the initial five year period, those contracts will be automatically renewed for another five year period. In the event we fail to make the minimum purchase during any year, Nutri-Diem, Inc. has the option, to require us to pay Nutri-Diem, Inc. an amount equal to 15% of the difference between the minimum amount for the respective year and the amount of actual purchases during that year. Additionally, in the event that we do not purchase the minimum amount during any particular year and do not pay Nutri-Diem, Inc. that 15%, Nutri-Diem, Inc. at its sole discretion, may terminate the respective contract or cause the license granted in the contract to be non-exclusive.

In the event the relationship with any of our manufacturers becomes impaired, we will be required to obtain alternative manufacturing sources for our products. In such event, there is no assurance that the manufacturing processes of our current manufacturers can be replicated by another manufacturer. We believe that we would be able to obtain alternative sources of our dietary supplement and personal care products. A significant delay or reduction in availability of products, however, could have a material adverse effect on our business, operating results and financial condition. We, as with other marketers of products that are intended to be ingested, face the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We maintain product liability insurance coverage with coverage limits of $2,000,000 per occurrence and $2,000,000 aggregate. Although we have not experienced any successful product liability claims, such claims could result in material losses.

All of the items in our product line include a customer satisfaction guarantee. Within 30 days of purchase, any retail customer or IBA who is not satisfied with our product for any reason may return it or any unused portion to the distributor from whom it was purchased or to us for a full refund or credit toward the purchase of another product. IBAs may obtain replacements from us for products returned to them by retail customers, if they return such products on a timely basis. Furthermore, in most jurisdictions, we maintain a buy-back program. Under this program, we will repurchase products sold to a distributor (subject to a 10% restocking charge), provided that the distributor resigns as a distributor and returns the product in marketable condition within one year of original purchase, or longer where required by applicable state law or regulations. We believe this buy-back program addresses a number of the regulatory compliance issues pertaining to network marketing systems. We expect that the cost of products returned to us will be less than 2% of gross sales. Below is a summary of return information based on our sales transactions that were paid by credit card for the year ended December 31, 2005:

       Month             Deposit          Sales          Returns        Chargebacks       Adj/ Disc.      Net Deposit
-------------------- ---------------- --------------- --------------- ----------------- ---------------- ---------------
    January-05          $450,314         $454,121         $3,389            $321            $13,955         $436,456
    February-05         $461,522         $468,356         $6,834            $187            $13,799         $447,536
     March-05           $437,991         $441,628         $2,912            $602            $13,744         $424,371
     April-40           $407,146         $410,358         $2,799            $283            $13,221         $394,055
      May-05            $396,850         $398,839         $1,583             $0             $12,788         $384,468
      June-05           $396,087         $399,330         $2,901            $615            $12,519         $383,295
      July-05           $482,022         $484,192         $2,170             $0             $15,550         $466,472
     August-05          $405,372         $407,915         $2,125             $0             $12,829         $392,961
   September-05         $362,821         $371,611         $8,664            $120            $11,774         $351,053
    October-05          $407,788         $410,394         $2,009            $567            $12,835         $394,984
    November-05         $418,535         $425,971         $6,941            $142            $13,867         $405,021
    December-05         $310,393         $318,161         $7,769           $3,529           $10,185         $296,680

-------------------- ---------------- --------------- --------------- ----------------- ---------------- ---------------
                       $4,936,840       $4,990,877       $50,096           $6,365          $157,066        $4,777,351
                                         100.00%          -1.00%           -0.13%           -3.15%           95.72%

Our specific refund policies are as follows:

Retail Customer Guarantee

      o A retail customer may return defective, unused product (at least 50%) to his/her IBA within thirty (30) days of purchase for exchange or full refund.

      o A written statement must be obtained from the customer stating the reason for dissatisfaction.

      o The original retail receipt showing the date of purchase must accompany a written request for a return.

      o A copy of the Customer Refund Form must be completed in full and returned to EYI with the aforementioned documentation and product (when product is requested).

      o Upon receipt of the statement, retail receipt and the returned product, EYI will promptly replace any returned product to the IBA.

      o IBAs failure to comply with this guarantee policy may be reason for termination.

      o     On product purchases of more than a one (1) month supply, the thirty
            (30) day rule applies to the purchase (unless otherwise promised by IBA to his/her retail customer. In this instance, the IBA is responsible to uphold his/her retail guarantee to the customer not
            EYI).

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

Note the following condition for refunds:

      o EYI does not issue any refunds for product(s) previously certified as sold under the 70% rule. (Please refer to point ten (10) in Independent Business Association Regulations in Policies & Procedures for details). As well, the refund will be less commission paid on the returned product.

DISTRIBUTION AND MARKETING

Our product line is distributed from a third party warehouse in Bensalem, PA, our facility and warehouse in Burnaby, British Columbia, our 18 consignment centers located throughout USA and Canada, or from our office in Kowloon, Hong Kong.

We distribute our product line through our network marketing system where Independent Business Associates ("IBAs") purchase product at wholesale and through person-to-person contact, re-sell the product at retail prices. At December 31, 2005, we had approximately 8,500 "active" IBAs. To be considered "active" a distributor must have purchased our products within the preceding 12 months. Our IBAs are independent contractors who purchase products directly from us for resale to retail consumers. IBAs may elect to work on a full-time or part-time basis. We believe our network marketing system appeals to a broad cross-section of people, particularly those seeking to:

     o   supplement family income,

      o     start a home business, or

      o pursue employment opportunities other than conventional, full-time employment.

      o     A majority of our IBAs sell our products on a part-time basis.

      o We believe that our network marketing system is ideally suited to marketing our product line because sales of our products are strengthened by ongoing personal contact between retail consumers and IBAs, many of whom use our products themselves. Sales are made through direct personal sales presentations, as well as presentations made to groups. These sales methods are designed to encourage individuals to purchase our products by informing potential customers and IBAs of our product line and results of personal use, and the potential financial benefits of becoming a distributor. Our marketing efforts are typically focused on middle-income families and individuals.

Our network marketing program encourages individuals to develop their own down-line network marketing organizations. Each new IBA is either linked to:

      o the existing distributor that personally enrolled the new distributor into our network marketing program, or

      o the existing distributor in the enrolling distributor's down-line as specified by the enrolling distributor at the time of enrollment.

Growth of an IBAs' down-line organization is dependent on the recruiting and enrollment of additional IBAs by the distributor or the IBAs within such distributor's down-line organization. We currently do not keep records that would enable us to calculate IBA turnover frequency. We are currently working on a program that may enable us in the future to track IBA turnover.

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

Business Volume is assigned to most of our products and is used to calculate sales commission. The Business Volume, in most instances, is 50% of the wholesale cost of a product. Commissions are based on the total Business Volume which has been generated both personally and through the IBAs' down-line activity. Therefore, as a down-line grows, it is possible for greater commissions to be earned. None of our IBAs have derived $1 million per year or greater for the years ended 2005, 2004, 2003 or 2002.

In order for an IBA to earn commissions, there are four requirements:

      o an IBA needs to create a Business Center by filling out our IBA Application and Agreement Form;

      o an IBA needs to qualify his Business Center with a 100 Business Volume order of our products;

      o an IBA needs to activate his Business Center by making two personal sales to two people who become qualified IBAs within one year of entry into the business; and

      o to be eligible for commission, an IBA needs to be current with their annual administration fee.

The average commission earned by our IBAs during the twelve month period starting on January 1, 2005 and ending on December 31, 2005 was approximately $210.

To aid IBAs in easily meeting the monthly personal product purchase requirement to qualify for commission, we developed the "Auto-ship Program." Under the Auto-ship Program purchasing arrangement, each Business Center establishes a standing product order (20 Business Volume minimum) which is automatically charged to a credit card or deducted from a bank account each month prior to shipment of the ordered products. Additionally, Auto-ship allows IBAs to purchase certain products at reduced prices. As of December 31, 2005, we had over 1,200 IBAs participating in the Auto-ship Program.

Under our Consignment Center Program, we designate IBAs to operate consignment centers. Each Consignment Center functions as our product distribution center, carrying our products. As of December 31, 2005, we had 18 consignment centers. Consignment centers provide hubs of local product and business training. They sell to customers at the point of purchase, teach sales and marketing techniques, distribute literature about our products and business while lowering our shipping and data-entry costs.

We maintain a computerized system for processing distributor orders and calculating commission payments, which enables us to remit such payments promptly to IBAs. We believe that prompt and accurate remittance of commissions is vital to recruiting and maintaining IBAs, as well as increasing their motivation and loyalty to us. We calculate the commissions weekly and pay commissions biweekly.

We are committed to providing the best possible support to our IBAs. IBAs in our network marketing program are provided training guides and are given the opportunity to participate in our training programs. We sponsor weekly conference calls for our IBAs, which include testimonials from successful IBAs and satisfied customers, as well as current product and promotional information. We produce weekly newsletters which provide information on us, our products and network marketing system. The newsletter is designed to help recruit new IBAs by answering commonly asked questions and includes product information and business building information. The newsletter also provides a forum for us to give additional recognition to our IBAs for outstanding performance. In addition, we sponsor training sessions for our IBAs across the United States and Canada. At these training sessions IBAs are provided the opportunity to learn more about our product line and selling techniques so that they can build their businesses more rapidly.

We also maintain an Internet site, www.eyicom.com, which is an integral part of our product sales, customer retention, IBA recruitment and IBA development efforts. Approximately 7,300 of our IBAs are networked electronically, allowing them access to marketing information and sales leads. Further, we provide IBAs with a free e-commerce Internet "home page" to aid their marketing efforts.

Government Regulation

In the United States (as well as in any foreign markets in which we may sell our products), we are subject to laws, regulations, administrative determinations, court decisions and similar constraints (as applicable, at the federal, state and local levels) (hereinafter "regulations"). These regulations include and pertain to, among others:

      o the formulation, manufacture, packaging, labeling, distribution, importation, sale and storage of our products,

      o our product claims and advertising (including direct claims and advertising as well as claims and advertising by distributors, for which we may be held responsible), and

      o     our network marketing organization.

We believe we are currently in compliance with all regulations. In the past, we have met and passed inspections by the United States Food and Drug Administration ("FDA"). Our past FDA violations are as follows: on October 7, 2002, we had a Food and Drug label inspection. A notice to re-label on Calorad was submitted on October 9, 2002. A panel was added to our Calorad product to round the calories to be in compliance with the DSHEA Act of 1994. The "may proceed" release was issued on November 6, 2002. On February 2, 2004, a notice to redeliver from the Department of Treasury/United States Customs Service in Detroit, Michigan was issued requesting an inspection and import permit along with an original CFI certificate (Canadian Food Inspection Agency Certificate). On entry number #336-0214262-5. We met all requirements and the shipment was released on February 27, 2004. On August 16, 2005 a hold was designated on entry number #336-0524098-8. Samples were collected by the FDA and sent to a lab for analysis on August 18, 2005. This was a routine sampling that the FDA performs on products at any given time to ensure product contents match the product labels. Testing was completed and the product was released on September 8, 2005. On October 5, 2005 we received a hold from the FDA for two products, requesting label clarification on one product and clarification on website claims for another product. On November 21, 2005 the first product was released under direction to make a small label adjustment on the next product run. We intend to comply with this request. On November 15, 2005 the second product was released after review of marketing materials available on the internet.

Products

The formulation, manufacture, packaging, storing, labeling, advertising, distribution and sale of our products are subject to regulation by federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the Environmental Protection Agency, and the United States Postal Service. Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products are or may be manufactured, distributed and sold. The Food and Drug Administration, in particular, regulates the formulation, manufacture and labeling of dietary supplements, cosmetics and skin care products, including some of our products. Food and Drug Administration regulations require us and our suppliers to meet relevant regulatory good manufacturing practices for the preparation, packaging and storage of these products. Good manufacturing practices for dietary supplements have yet to be promulgated, but are expected to be proposed. The Dietary Supplement Health and Education Act of 1994 revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements, which we believe is generally favorable to the dietary supplement industry. The Dietary Supplement Health and Education Act created a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. In general, a dietary supplement is a product (other than tobacco) that is intended to supplement the diet that bears or contains one or more of the following dietary ingredients: a vitamin, a mineral, a herb or other botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total daily intake, or a concentrate, metabolite, constituent, extract, or combinations of these ingredients; is intended for ingestion in pill, capsule, tablet, or liquid form; is not represented for use as a conventional food or as the sole item of a meal or diet; and is labeled as a "dietary supplement." However, the Dietary Supplement Health and Education Act ("DSHEA") grandfathered, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement containing a new dietary ingredient and placed on the market on or after October 15, 1994 must have a history of use or other evidence establishing a basis for expected safety. Manufacturers of dietary supplements having a "structure-function" statement must have substantiation that the statement is truthful and not misleading.

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

In January 2000, the FDA published a final rule that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to the DSHEA. Under the DSHEA, dietary supplement labeling may bear "structure/function" claims, which are claims that the products affect the structure or function of the body, without prior FDA approval. They may not without prior FDA approval, bear a claim that they can prevent, treat, cure, mitigate or diagnose disease, otherwise known as a "drug claim". The final rule describes how the FDA will distinguish drug claims from structure/function claims. Dietary supplements, like conventional foods, are also permitted to make "health claims", which are claims that are exempt from regulation as "drug" claims pursuant to the amendments to the FDCA established by the NLEA in 1990. A "health claim" is a claim, ordinarily approved by the FDA regulation, on a food or dietary supplement product's labeling that "characterizes the relationship of any substance to a disease or health-related condition". To help assure that foods, dietary supplements and cosmetics comply with the provisions of the FDCA and FDA's regulations, the FDA has numerous enforcement tools, including the ability to issue warning letters, initiate product seizures and injunctions and pursue criminal penalties.

The manufacturer of dietary supplements is subject to existing FDA current good manufacturing practices, or "cGMP", regulations for food. In March 2003, the FDA proposed detailed cGMP regulations specifically for dietary supplements. The FDA is expected to publish final cGMP regulations for dietary supplements in the near future.

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

A small portion of our products sold in Canada have separate labels or combination labels to satisfy Canadian compliance organizations, such as the Food Inspection Agency and Health Canada. Health Canada is moving towards stricter compliance guidelines for dietary supplement products through its recently created Office of Natural Health Products. New compliance guidelines through the Office of Natural Health Products may affect the formulation, manufacture, packaging, storing, labeling, advertising, distribution and sale of our products in Canada. We plan to comply with all regulations promulgated by Office of Natural Health Products. Due to the small percentage of sales in Canada, we do not hold separate Canadian labels for our complete product line.

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

Product Claims and Advertising

The Federal Trade Commission and certain states regulate advertising, product claims, and other consumer matters, including advertising of our products. All advertising, promotional and solicitation materials used by distributors require our approval prior to use. The Federal Trade Commission has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. In addition, the Federal Trade Commission has increased its scrutiny of the use of testimonials. We have not been the target of Federal Trade Commission enforcement action. There is no assurance that:

      o the Federal Trade Commission will not question our advertising or other operations in the future,

      o a state will not interpret product claims presumptively valid under federal law as illegal under that state's regulations, or

      o future Federal Trade Commission regulations or decisions will not restrict the permissible scope of such claims.

We are also subject to the risk of claims by distributors and their customers who may file actions on their own behalf, as a class or otherwise, and may file complaints with the Federal Trade Commission or state or local consumer affairs offices. These agencies may take action on their own initiative against us for alleged advertising or product claim violations or on a referral from distributors, consumers or others. Remedies sought in such actions may include consent decrees and the refund of amounts paid by the complaining distributor or consumer, refunds to an entire class of distributors or customers, or other damages, as well as changes in our method of doing business. A complaint based on the practice of one distributor, whether or not we authorized the practice, could result in an order affecting some or all distributors in a particular state. Also, an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on us. The FTC has increased its scrutiny of the use of distributor testimonials. Although it is impossible for us to monitor all the product claims made by our independent distributors, we make efforts to monitor distributor testimonials and restrict inappropriate distributor claims. The FTC has been more aggressive in pursuing enforcement against dietary supplement products since the passage of DSHEA in 1994, and has brought numerous actions against dietary supplement companies, some resulting in several million dollar civil penalties and/or restitution as well as court-ordered injunctions.

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

Our network marketing program and activities are subject to scrutiny by various state and federal governmental regulatory agencies to ensure compliance with various types of laws and regulations. These laws and regulations include securities, franchise investment, business opportunity and criminal laws prohibiting the use of "pyramid" or "endless chain" types of selling organizations. The compensation structure of such selling organizations is very complex, and compliance with all of the applicable laws is uncertain in light of evolving interpretation of existing laws and the enactment of new laws and regulations pertaining to this type of product distribution. We have an ongoing compliance program with assistance from legal counsel experienced in the laws and regulations pertaining to network sales organizations. We are not aware of any legal actions pending or threatened by any governmental authority against us regarding the legality of our network marketing operations.

We currently have IBAs in the United States, Canada and Southeast Asia. We review the requirements of various states, as well as seek legal advice regarding the structure and operation of our selling organization to ensure that it complies with all of the applicable laws and regulations pertaining to network sales organizations. On the basis of these efforts and the experience of our management, we believe that we are in compliance with all applicable federal and state regulatory requirements. We have not obtained any no-action letters or advance rulings from any federal or state security regulator or other governmental agency concerning the legality of our operations, nor are we relying on a formal opinion of counsel to such effect. We, accordingly, are subject to the risk that, in one or more of our markets, our marketing system could be found to not comply with applicable laws and regulations. Our failure to comply with these regulations could have a material adverse effect on us in a particular market or in general.

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

In the event of challenges to the legality of our network marketing organization by distributors, we would be required to:

      o     demonstrate that our network marketing policies are enforced, and

      o demonstrate that the network marketing program and distributors' compensation thereunder serve as safeguards to deter inventory loading and encourage retail sales to the ultimate consumers.

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

Depending on the product category, our competition varies. Calorad competes directly with Colvera, a product with different ingredients but a similar concept. Additionally, Calorad competes indirectly with food plans such as Weight Watchers and meal replacement products such as Slim Fast. Our Noni Plus product competes with Tahitian International and others. Our other products have similar well funded and sophisticated competitors. Increased competitive activity from such companies could make it more difficult for us to increase or keep market share, since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities.

Our network marketing competitors include small, privately held companies, as well as larger, publicly held companies with greater financial resources and greater product and market diversification and distribution. Our competitors include Reliv International, Mannatech Incorporated, Usana Health Services, Alticor Inc. (Amway Corp.), Avon Products Inc., Herbalife Ltd., Mary Kay Inc., Metaluca, Inc., Nature's Sunshine Products Inc., Nu Skin Enterprises Inc. as well as mass retail establishments.

Employees

As at March 31, 2006 we had 41 employees and managers. Of this total, 3 are executive officers, 4 are in accounting, 1 is in investor relations, 14 are in operations, 3 are in sales and marketing, 4 are in sales communication, 4 are in information systems, 1 is in product development, 4 are in our warehouse and 3 are in administration. We consider our employee relations to be good. None of our employees or managers are members of a trade union and we have not experienced any business interruption as a result of any labor disputes.

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

We have a License Agreement with Nutri-Diem that gives EYI the exclusive right to use the trademarks solely in connection with the sale, marketing and distribution of the products. Our agreement states that we have non-exclusive rights to use the trademarks on the Internet. The agreement is based on a five year term, with automatic renewal for another five year period. We also have license agreement which gives EYI the exclusive right to the trademarks for the purpose of sales and marketing activities. The agreement is based on a 50 year term with a yearly renewal each year thereafter.

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

Golden Treat(R)                                    Registered Trademark

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

Citri-plus(R)                                              Registered Trademark

EYI w/design(R)                                            Registered Trademark

Essential Marine(R)                                        Registered Trademark

Essentially Yours(R)                                       Registered Trademark

Essentially Yours Industries Corp. (with design) (R)       Registered Trademark

Iso greens(R)                                              Registered Trademark

The following additional products are licensed to EYI Nevada:

Just Go Pro! (R)                                           Registered Trademark

Oxy Up(TM)                                                 Registered Trademark

The Ultimate Performance Enhancer!(TM)                     Registered Trademark

Code Blue DRINK ONLY THE WATER(TM)                         Pending Trademark

How do you take your water...with or
without Arsenic?! (TM)                                     Pending Trademark

ITEM 2.  DESCRIPTION OF PROPERTY.

Our principal office is located at 7865 Edmonds Street, Burnaby, B.C., Canada, V3N 1B9. The rent from January 1, 2005 to December 31, 2005 was at a rate of CDN$12,000.00 plus GST per month. January 1, 2005 to April 30, 2005 was a rent free period. The lease is for a period of seven years commencing January 1, 2005 and our monthly rent increases by CDN$500 per month in January of each year.

We also have an office located at Units 1-2, 15th Floor, No. 1 Minden Avenue, Tsim Sha Tsui Kowloon. On September 28, 2005 EYI HK entered into a Lease with Dombas Estates Limited for the lease of the office space. The lease is for a two year term at a monthly rent of approximately $3,500 USD (HK$22,920).

Location          Term of Lease            Square Feet   Monthly Lease Commitment
--------          -------------            -----------   ------------------------
                                                         CDN$12,000 + GST per month from January 1, 2005
                  Seven years, commencing                to December 1, 2005 (January 1, 2005-April 30,
Burnaby, B.C.     January 1, 2005           12,200       2005 was a rent free period).

                  Two years, commencing
Hong Kong         September 28, 2005         1,200        US $3,500(HK $22,920)per month


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

The claim is for an aggregate of 4.9% of the wholesale volume of sales generated by Essentially Yours Industries, Inc. from the alleged trust property, and for damages and costs. A consolidated statement of defense has been filed by Essentially Yours Industries, Inc., and interrogatories have been responded to. Management believes this claim to be without merit and intends to vigorously defend against this claim.

3.          Agreement with Source, Inc.

In February 2006, the Supreme Court of British Columbia made an order that EYI and Mr. Jay Sargeant be added to the lawsuit, and the Writ of Summons and Statement of Claim be amended to add the following claims: (a) against EYI, damages for unjust enrichment and breach of trust for any amount found to be owing by Essentially You Industries, Inc plus interest and costs; and (b) against Jay Sargeant, damages for unjust enrichment and breach of trust for any amount found to be owing by Essentially Yours Industries, Inc or Barry La Rose, plus interest and costs. The Plaintiffs' total claim is approximately $478,000. This matter is set for trial commencing September 11, 2006. The parties are presently negotiating to settle claims.

4.          Lease Agreement with Business Centers, LLC

In February 1999 our subsidiary, Halo Distribution, LLC entered into a Lease Agreement with Business Centers, LLC (the "Landlord"). This Lease Agreement was extended for a period of three years on January 5, 2004. We received a letter dated August 2, 2005 notifying us of a default by Halo under the lease agreement and notice that the landlord intends to commence legal proceedings against Halo and EYI for the sum of $150,000 for defaulted lease payments. We received a statement of claim from the landlord in November, 2005 naming Halo and us as defendants and requesting payment of the defaulted lease payments. On December 21, 2005 we entered into a written Settlement Agreement and Release with Halo Distribution, LLC and Business Centers, LLC agreeing to the terms and conditions of the settlement set forth in the agreement. Pursuant to the terms of the settlement agreement we agreed to transfer property with a value of $46,875 to the Landlord in exchange for a release of all claims against EYI or its subsidiaries.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 2, 2005, we held our 2005 AGM in Las Vegas, Nevada. At the AGM the following resolutions were adopted:

--------------------------------  ----------------------------- ----------------------------- -----------------------------

Resolution                          For                           Against                       Withheld/Abstained
--------------------------------  ----------------------------- ----------------------------- -----------------------------
Increase  in  authorized  shares    178,204,878                   3,232,381                     3,200
of     Common     Stock     from
300,000,000   shares  of  common
stock  to  1,000,000,000  shares
of common stock
--------------------------------  ----------------------------- ----------------------------- -----------------------------

Election  of  Dori   O'Neill  as    180,906,193                   -                             534,266
Director
--------------------------------  ----------------------------- ----------------------------- -----------------------------

Election  of  Dori   O'Neill  as    180,911,893                   -                             528,566
Director
--------------------------------  ----------------------------- ----------------------------- -----------------------------

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our shares are currently trading on the Over-The-Counter Bulletin Board (the "OTCBB") under the symbol EYII on January 30, 2004 following completion of the Exchange Agreement among our company, certain of our shareholders and Safe ID Corporation, see "Item 1. Description of Business" above. The shares of Safe ID Corporation traded on the OTC BB under the symbol "MYID" from January 17, 2001 to January 30, 2005. The following table contains the reported high and low bid prices for the common stock as reported on the OTC BB for the periods indicated:

YEAR 2004                                                 High Bid                Low Bid
---------------------------------------------------  --------------------   --------------------
Quarter Ended March 31, 2004                                $0.30                  $0.19
Quarter Ended June 30, 2004                                 $0.32                  $0.18
Quarter Ended September 30, 2004                            $0.30                  $0.11
Quarter Ended December 31, 2004                             $0.14                  $0.05


YEAR 2005                                                 High Bid                Low Bid
---------------------------------------------------  --------------------   --------------------
Quarter Ended March 31, 2005                                $0.19                  $0.03
Quarter Ended June 30, 2005                                 $0.06                  $0.02
Quarter Ended September 30, 2005                            $0.19                  $0.03
Quarter Ended December 31, 2005                             $0.12                  $0.02

The source of the high and low bid information is the OTC BB. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS OF COMMON STOCK

As of March 31, 2006, we had 159 registered stockholders holding 260,273,921 shares of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

We have not completed any sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended December 31, 2005 that have not been reported on our Quarterly Reports on Form 10-QSB during the year.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We are in the business of selling, marketing, and distributing a product line consisting of approximately 27 nutritional products in three categories, dietary supplements, personal care products and drinking water filtration systems. Currently, our product line consists of: (i) 18 dietary supplement products;
(ii) 7 personal care products consisting primarily of cosmetic and skin care products; and (iii) 2 drinking water filtration products that make up the Code Blue(TM) which removes contaminants from potable water. Our products are primarily manufactured by Nutri-Diem, Inc. a related party, and sold by us under a license and distribution agreement with Nutri-Diem, Inc. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us. Our products are sold in the United States, Canada and Asia. Our products are marketed through a network marketing program in which independent business associates purchase products for resale to retail customers as well as for their own personal use. We have a list of over 380,000 independent business associates, of which approximately 8,500 we consider "active". An "active" independent business associate is one who purchased our products within the preceding 12 months.

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2005, relative to our ability to continue as a going concern. We have negative working capital of approximately $1,965,000 and an accumulated deficit incurred through December 31, 2005 of $10,911,779, which raises substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a history of losses. We have incurred an operating loss since inception and had an accumulated deficit of $10,911,779 as of December 31, 2005. For the year ended December 31, 2005 we incurred a net loss of $3,826,574. For the year ended December 31, 2004, we incurred a net loss of $4,462,795. Consequently, we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan, which calls for us to secure both debt and equity financing.

Over the next twelve months we will be adding a web and newspaper based recruiting program, www.earnaglobalincome.com. Our sales communications department will handle the calls from the US based website. The goal is to educate and recruit new sales people to represent our product line in the US, Canada and South East Asia.

During the fourth quarter of 2005, we launched our new product, Calorad Cream and Code Blue water filtration systems. Over the next twelve months, we intend to launch the second phase of this campaign which includes an in-house-developed 6-week training program called "15/5" which is designed to teach our IBAs and their guests about Calorad Cream and Code Blue in a telephone conference forum. Additionally, we intend to distribute support materials.

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

At December 31, 2005, EYI has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share

EYI has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income
(loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as inclusion of the common stock equivalents would be anti-dilutive.

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

Foreign Currency Valuation And Risk Exposure

While EYI's functional currency is the U.S. dollar and the majority of its operations are in the United States, EYI maintains its main operations office in Burnaby, British Columbia. The assets and liabilities relating to the Canadian operations are exposed to exchange rate fluctuations. Assets and liabilities of EYI's foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rate during the period. The net effect of exchange difference arising from currency translation is disclosed as a separate component of stockholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, EYI reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. For the year ended December 31, 2005, no impairments have been identified.

Revenue Recognition

The Company is in the business of selling nutritional products in two categories: dietary supplements and personal care products. Sales of personal care products represent less than 5% of the overall revenue and therefore are not classified separately in the financial statements. The Company recognized revenue from product sales when the products are shipped and title passes to customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted $128,967 and $190,340 for the year ended December 31, 2005 and December 31, 2004 respectively.

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

Recent Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation," which as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No.
123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has previously adopted SFAS 123 and the fair value of accounting for stock options and other equity instruments. The Company has determined that there was no impact to its financial statements from the adoption of this new statement.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (hereinafter "FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

RESULTS OF OPERATIONS

The following table summarizes operating results as a percentage of revenue, respectively, for the periods indicated:

Summary of Year End Results

                                                           Year ended              Year ended
                                                         December 31, 2005       December 31, 2004              Variance
                                                      --------------------- -- -------------------- --- -------------------------
Revenue                                                    $4,980,408              $6,085,830           -$1,105,422      -18.16%
Cost of goods sold                                         $1,165,976              $1,252,118              -$86,142       -6.88%
                                                      ---------------------    --------------------     ------------    ---------
Gross profit before commissions expense                    $3,814,432              $4,833,713            $1,019,280       21.09%

Commission expense                                         $1,930,925              $2,486,970             -$556,045      -22.36%
                                                      ---------------------    --------------------     ------------    ---------
Gross profit after cost of goods sold and                  $1,883,508              $2,346,742              $463,235       19.74%
commissions

Operating expenses                                         $5,550,077              $6,286,641             -$736,564      -11.72%
                                                      ---------------------    --------------------     ------------    ---------
Operating loss                                            -$3,666,570              -$3,939,899            -$273,329        6.94%

Year ended December 31, 2005 compared to Year ended December 31, 2004

Revenues

During the year ended December 31, 2005 we had total revenues of $4,980,408 and gross profits of $1,883,508 or 38% compared to revenues of $6,085,831 and gross profits of $2,346,743 or 39% during the period ended December 31, 2004. We experienced a total decline in revenue of $1,105,422 or 18% primarily due to the following factors:

      o our inability to attract new IBAs and retain existing IBAs in our network.

      o our inability to fund marketing initiatives and programs that may promote growth within new markets and existing ones.

      o     Lack of IBA participation in our autoship program.

Revenue by Segments

The following table summarizes our four revenue segments as a percentage of total revenue, respectively, for the periods indicated:

Revenue by Segments

                                                   Year ended              Year ended
                                                 December 31, 2005       December 31, 2004              Variance
                                               --------------------  --------------------  --------------------------
Administration fees                                  $128,967              $190,340            -$61,373      -32.24%
Binary Sales                                       $3,758,260            $4,734,697           -$976,437      -20.62%
Direct sales                                         $779,028              $885,314           -$106,286      -12.01%
Affiliate sales                                      $304,568              $265,435             $39,134       14.74%
Sales Aids                                             $9,585               $10,045               -$460       -4.58%
                                               --------------------  --------------------  -------------    ---------
                                                   $4,980,408            $6,085,830         -$1,105,422      -18.16%

Details of the most significant changes from the year ended December 31, 2005 to the year ended December 31, 2004 are detailed below:

Binary sales - The binary sales segment represents $3,758,260 or 75% of the total revenue earned during the year ended December 31, 2005, as compared to $4,734,697 or 78% of the total revenues earned during the short period ended December 31, 2004. Management believes that our inability to properly fund our marketing initiatives hindered growth and retention in this segment. EYI pays out a maximum of 50% commission on binary sales.

Direct sales - The direct sales segment represents $779,028 or 16% of the total revenue earned during the year ended December 31, 2005, as compared to $885,314 or 15% of the total revenues earned during the year ended December 31, 2004. No commissions are paid out on direct sales.

Affiliate sales - The affiliate sales segment represents $304,568 or 6% of the total revenue earned during the year ended December 31, 2005, as compared to $265,435 or 4% of the total revenues earned during the year ended December 31, 2004. EYI pays approximately 31% commissions on direct sales.

Expenses

Operating expenses:

The following table summarizes operating expenditures as a percentage of total operating expenses, respectively, for the periods indicated:

Operating expenses

                                                   Year ended              Year ended
                                                 December 31, 2005       December 31, 2004            Variance
                                               -------------------- -- -------------------- --------------------------
Consulting fees                                    $1,250,278              $1,438,362           -$188,083      -13.08%
Legal and professional fees                          $306,948                $321,713            -$14,765       -4.59%
Customer service                                     $198,500                $393,244           -$194,744      -49.52%
Finance and administration                         $1,378,118              $2,101,842           -$723,724      -34.43%
Sales and marketing                                   $15,741                $154,638           -$138,897      -89.82%
Telecommunications                                   $946,331                $492,847            $453,483       92.01%
Wages and benefits                                 $1,282,438              $1,152,728            $129,711       11.25%
Warehouse expense                                    $171,724                $231,268            -$59,544      -25.75%
                                               --------------------    -------------------- -------------    ---------
                                                   $5,550,077              $6,286,641           -$736,564      -11.72%

We incurred operating expenses in the amount of $5,550,077 for the year ended December 31, 2005, compared to $6, 286,641 for the period ended December 31, 2004. The overall decline was 736,564 or 12%. The following explains the most significant changes during the periods presented:

Consulting fees - For the year ended December 31, 2005, consulting fees totaled $1,250,278 and represented 23% of our total operating expenditures, as compared to $1,438,362 or 23% of the total operating expenditures for the period ended December 31, 2004. The total decline of $188,083 or 13% s attributed to a lesser amount of vested stock options issued to consultants during 2005.

Customer Service - For the year ended December 31, 2005, customer services fees totaled $198,500 and represented 4% of our total operating expenditures, as compared to $393,244 or 6% of the total operating expenditures for the period ended December 31, 2004. In April 2004, we acquired our customer service support department through a management agreement with EYI Corp. Also in April 2004, we hired our own employees to perform this function and therefore, the related expenses are included under Wages and Benefits.

Finance and administration - For the year ended December 31, 2005, finance and administration expenditures totaled $1,378,118 and represented 25% of our total operating expenditures, as compared to $2,101,842 or 33% of the total operating expenditures for the period ended December 31, 2004. The results for 2004 were higher as a result of expensing of stock options and due to expensing $390,000 in financing costs during the year ended December 31, 2004.

Telecommunications - For the year ended December 31, 2005, telecommunications totaled $946,331 and represented 17% of our total operating expenditures, as compared to $492,483 or 8% of the total operating expenditures for the period ended December 31, 2004. Telecommunications increased $453,483 or 92% as we fully expensed the remaining balance of the Eyewonder communication component and application fees in the amount of $466,666.

Wages and benefits - For the year ended December 31, 2005, wages and benefits totaled $1,282,438 and represented 23% of our total operating expenditures, as compared to $1,152,728 or 18% of the total operating expenditures for the period ended December 31, 2004. The increased wages and benefit expense is attributed to our increased staffing during 2005.

Warehouse expense - For the year ended December 31, 2005, warehouse expenses totaled $171,724 and represented 3% of our total operating expenditures, as compared to $231,268 or 4% of the total operating expenditures for the period ended December 31, 2004. The overall decrease of $59,544 or 26% is attributed to the discontinuation of operations of Halo Distribution LLC.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

                                                       As at                   As at
                                                 December 31, 2005        December 31, 2004           Variance
                                              --------------------  ---------------------  --------------------------
Current assets                                           $382,057              1,228,714      -$846,657      -68.91%
Current Liabilities                                     2,347,087              1,853,252       $493,835       26.65%
                                              --------------------  ---------------------  -------------   ----------

Working Capital (deficit)                             -$1,965,030              -$624,538    -$1,340,492      214.64%

We had cash and cash equivalents in the amount of $25,639 as of December 31, 2005 compared to cash in the amount of $0 as of December 31, 2004. We had a working capital deficit of $1,965,030 as of December 31, 2005 compared to a working capital deficit of $624,538 as of December 31, 2004.

Current Assets - We had a decrease of $846,657 or 69% in our current assets since December 31, 2004. This decrease relates to fully expensing the prepaid Eyewonder communications component.

Current Liabilities - We had an increase of $493,835 or 27% in our current liabilities since December 31, 2004. This increase is primarily attributed to the following: (i) increase in unpaid trade payables; and (ii) the increase in unpaid related party payable.

Liabilities

                                                           As at                    As at
                                                       December 31, 2005       December 31, 2004             Variance
                                                    ---------------------  --------------------  --------------------------
Bank indebtedness                                            $0                  72,456           -$72,456       -100.00%
Accounts payable and accrued liabilities                 $1,929,049             1,141,001         $788,048        69.07%
Accounts payable - related parties                        $328,038               159,455          $168,583       105.72%
Interest payable, convertible debt                           $0                  10,616           -$10,616       -100.00%
Convertible debt - related party, net of
discount                                                     $0                  379,724         -$379,724       -100.00%
Notes payable - related party                             $90,000                90,000              $0           0.00%
                                                    ---------------------  --------------------  -----------    -----------
                                                         $2,347,087            $1,853,252         $493,835        26.65%

Cash Provided By Financing Activities

We have continued to finance our business primarily through equity financing agreements, private placement sales of our common stock, short term loans, conversion of accrued liabilities into stock and through increases in our accrued liabilities and accounts payable. We have also received funding as a result of the exercise of stock options. Cash provided by financing activities for the year ended December 31, 2005 was $1,394,044, compared to $684,520 for the year ended December 31, 2004.

During the year ended December 31, 2005 we received $1,000,000 from Cornell Capital pursuant to the August 1, 2006 promissory note. During the period of the period between September 23, 2005 and December 16, 2005, we issued 19,268,733 common shares to Cornell Capital pursuant to the repayment terms of the promissory note.

During the year ended December 31, 2005, we received $700,000 from Cornell Capital in exchange for 22,789,582 common shares pursuant to the Standby Equity Distribution Agreement signed on May 13, 2005.

Financing Requirements

Our consolidated financial statements included with this Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we had negative working capital of approximately $1,965,000 and an accumulated deficit of approximately $11,347,000 incurred through December 31, 2005.

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

RISK FACTORS

We Have Historically Lost Money And Losses May Continue In The Future

We have a history of losses. We have incurred an operating loss since inception and had an accumulated deficit of $11,347,215 as of December 31, 2005. Consequently, we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan, which calls for us to secure both debt and equity financing while pursuing acquisitions and/or joint ventures with companies in the nutritional supplement industry.

We Have Been Subject To A Going Concern Opinion From Our Independent Auditors

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2005, relative to our ability to continue as a going concern. We have negative working capital of approximately $1,965,030 and an accumulated deficit incurred through December 31, 2005, which raises substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If We Are Unable To Raise Additional Capital To Finance Operations, We Will Need To Curtail Or Cease Our Business Operations

We have relied on significant external financing to fund our operations. As of December 31, 2005, we had $25,639 in cash and our total current assets were $382,057. Our current liabilities were $2,347,087 as of December 31, 2005. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure financing from external sources other than our Standby Equity Distribution Agreement with Cornell. In the event we do not obtain the necessary financing to fund our anticipated operating expenses, we will be forced to reduce our personnel and curtail other operating expenses. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

Our common stock is traded on the Over-the-Counter Bulletin Board. Our common stock is thinly traded compared to larger, more widely known companies in the nutritional supplement industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The lower our stock price, the more shares we will have to issue in connection with advances we may request under our Standby Equity Distribution Agreement. The high and low bid price of our common stock for the last two years was $0.39 and $0.02, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

We May Not Be Able To Compete Effectively Against Our Competitors, Which Could Force Us To Curtail Or Cease Business Operations

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

We May Not Be Able To Identify And Successfully Consummate Any Future Acquisitions; Future Acquisitions May Disrupt Our Business And Deplete Our Financial Resources

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

Adverse Publicity With Respect To Nutritional Products May Force Us To Curtail Or Cease Our Business Operations

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

We Will Have to Develop New Products In Order To Keep Pace With Changing Consumer Demands Or We Could Be Forced to Cease Or Curtail Our Business Operations

The dietary supplement industry is highly competitive and characterized by changing consumer preferences and continuous introduction of new products. Our goal is to expand our portfolio of dietary supplement products through acquisition of existing companies and/or products serving niche segments of the industry. New products must be introduced in a timely and regular basis to maintain distributor and consumer interest and appeal to varying consumer preferences.

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

If We Fail To Further Penetrate And Expand Our Business In Existing Markets, Then The Growth In Sales Of Our Products, Along With Our Operating Results, Could Be Negatively Impacted

The success of our business is contingent on our ability to continue to grow by further penetrating existing markets, both domestically and internationally. Our ability to further penetrate existing markets in which we compete is subject to numerous factors, many of which are out of our control. For example, government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products, which could negatively impact our business, financial condition and results of operations. Also, our ability to increase market penetration in certain countries may be limited by the number of persons in a given country inclined to pursue a network marketing business opportunity. Moreover, our growth will depend upon improved training and other activities that enhance distributor retention in our markets. As we continue to focus on expanding our existing international operations may increase, which could harm our financial conditional and operating results.

Failure To Expand Into, Or To Succeed In, New International Markets Will Limit Our Ability To Grow Sales Of Our Products

We believe that our ability to achieve future growth is dependent inpart on our ability to continue our international expansion efforts. However, there can be no assurance that we could be able to enter new international markets on a timely basis, or that new markets would be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any foreign market. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries.

We may be required to reformulate certain of our products before commencing sales in a given country. Once we have entered a market, we must adhere to the regulatory and legal requirements of that market. No assurance can be given that we would be able to successfully reformulate our products in any of our potential international markets to meet local regulatory requirements or attract local customers. The failure to do so could result in increased costs of producing products and adversely affect our financial condition. There can be no assurance that we would be able to obtain and retain necessary permits and approvals.

Also, it is difficult to assess the extent to which our products and sales techniques would be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducing operations in new markets with different cultures and legal systems from those encountered elsewhere.

Additionally, in many markets, other network marking companies already have significant market penetration, the effect of which could be to desensitize the local distributor population to a new opportunity, or to make it more difficult for us to recruit qualified distributors. There can be no assurance that, even if we were able to commence operations in new foreign countries, there would be a sufficiently large population of potential distributors inclined to participate in a network marketing system offered by us. We believe our future success could depend in part on our ability to seamlessly integrate our business methods, including our distributor compensation plan, across all markets in which our products are sold. There can be no assurance that we would be able to further develop and maintain a seamless compensation program.

We Are Dependent On Our IBAs For Our Product Marketing Efforts; The Loss of A Significant Number Of IBA's Or The Loss Of A Key IBA Could Adversely Affect our Sales

Our success and growth depend upon our ability to attract, retain and motivate our network of IBAs who market our products. IBAs are independent contractors who purchase products directly from us for resale and their own use. IBAs typically offer and sell our products on a part-time basis and may engage in other business activities, possibly including the sale of products offered by our competitors. Typically, we have non-exclusive arrangements with our IBAs which may be canceled on short notice and contain no minimum purchase requirements. While we encourage IBAs to focus on the purchase and sale of our products, they may give higher priority to other products, reducing their efforts devoted to marketing our products. Also, our ability to attract and retain IBAs could be negatively affected by adverse publicity relating to us, our products or our operations. In addition, as a result of our network marketing program, the down-line organizations headed by a relatively small number of key IBAs are responsible for a significant percentage of total sales. The loss of a significant number of IBAs, including any key IBA, for any reason, could adversely affect our sales and operating results, and could impair our ability to attract new IBAs. The loss of any IBAs could potentially reduce our sales and force us to curtail or cease our business operations. There is no assurance that our network marketing program will continue to be successful or that we will be able to retain or expand our current network of IBAs. Also, if our IBAs do not accept recent changes to our commission plan, our business may be adversely affected.

Since We Cannot Exert The Same Level Of Influence Or control Over Our IBAs As We Could If They Were Our Own Employees, Our IBAs Could Fail to Comply With Our Distributor Policies and Procedures, Which Could Result In Claims Against Us That Could Harm Our Financial Condition and Operating Results

Our IBAs are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if our distributors were our own employees. As a result, there can be no assurance that our distributors will participate in our marketing strategies or plans, accept our introduction of new products or comply with our IBA Policies and Procedures.

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

On March 7, 2003, the FDA proposed a new regulation to require current good manufacturing practices, or cGMPs, affecting the manufacturing, packing and holding of dietary supplements. The proposed regulation would establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes proposed requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records for handling consumer complaints related to current good manufacturing practices. The final rule resulting from this rulemaking process is currently undergoing review by the Office of Management and Budget. Publication of the final rule is expected in the next several weeks. Because of the long delay in issuing the final rule, there is considerable uncertainty as to the provisions of the final rule, and as to how large an impact the rule will have on the dietary supplement industry.

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

      o     is labeled as a "dietary supplement."

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

Dietary Supplements

         o        Calorad (R)
         o        Agrisept-L (R)
         o        Oxy-Up (R)
         o        Triomin
         o        Noni Plus (R)
         o        Iso-Greens (R)
         o        Definition (R) (drops)
         o        Prosoteine (R)

Personal Care Products

         o        Definition (R)(cream)
         o        Calorad (R) (cream)

Water Filtration Products

         o        Code Blue (TM)
         o        Code Blue (TM) Filter

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

The compensation structure of a network marketing organization is very complex. Compliance with all of the applicable regulations and laws is uncertain because of

      o     the evolving interpretations of existing laws and regulations, and

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

The Legality Of Our Network Marketing Program Is Subject To Challenge By Our
IBAs

We are subject to the risk of challenges to the legality of our network marketing organization by our IBAs, both individually and as a class. Generally, such challenges would be based on claims that our network marketing program was operated as an illegal "pyramid scheme" in violation of federal securities laws, state unfair practice and fraud laws and the Racketeer Influenced and Corrupt Organizations Act. An illegal pyramid scheme is generally a marketing scheme that promotes "inventory loading" and does not encourage retail sales of the products and services to ultimate consumers. Inventory loading occurs when distributors purchase large quantities of non-returnable inventory to obtain the full amount of compensation available under the network marketing program. In the event of challenges to the legality of our network marketing organization by our IBAs, there is no assurance that we will be able to demonstrate that

      o     our network marketing policies were enforced and

      o the network marketing program and IBAs' compensation thereunder serve as safeguards to deter inventory loading and encourage retail sales to the ultimate consumers.

Proceedings Resulting From Claims Could Result in Significant Defense Costs, Settlement Payments Or Judgments, And Could Have A Material Adverse Effect On Us

One of our previous competitors, Nutrition for Life International, Inc. a multi-level seller of personal care and nutritional supplements, announced in 1999 that it had settled class action litigation brought by distributors alleging fraud in connections with the operation of a pyramid scheme. Nutrition for Life International agreed to pay in excess of $3,000,000 to settle claims brought on behalf of its distributors and certain purchasers of its stock.

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

A Large Portion Of Our Sales Is Attributable To Calorad

A significant portion of our net sales is expected to be dependent upon our Calorad product. Calorad has traditionally represented more than 70% of our net sales and, although we hope to expand and diversify our product offerings, Calorad is expected to provide a large portion of our net sales in the foreseeable future. If Calorad loses market share or loses favor in the marketplace, our financial results will suffer.

Our Products Are Subject To Obsolescence; Which Could Reduce Our Sales Significantly

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

We Have No Manufacturing Capabilities And We Are Dependent Upon Nutri-Diem, Inc. And Other Companies To Manufacture Our Products

We have no manufacturing facilities and have no present intention to manufacture any of our dietary supplement and personal care products or water filtration system. We are dependent upon relationships with independent manufacturers to fulfill our product needs. Nutri-Diem, Inc., a related party, manufactures and supplies more than 80% of our products. We have contracts with Nutri-Diem that require us to purchase set amounts of its manufactured products for at least the next five years and possibly the next ten years. It is possible that these contracts with Nutri-Diem, Inc. could become unfavorable, and we may not be able to use other manufacturers to provide us with these services if our terms with Nutri-Diem, Inc. become unfavorable. In addition, we must be able to obtain our dietary supplement and personal care products at a cost that permits us to charge a price acceptable to the customer, while also accommodating distribution costs and third party sales compensation. Competitors who do own their own manufacturing may have an advantage over us with respect to pricing, availability of product and in other areas through their control of the manufacturing process. In addition, because our agreement with Nutri-Diem, Inc. requires us to mandatory purchase minimums, we face that risk that we may receive purchase orders for sufficient amounts of product that will enable us to sell the quantities that we are required to purchase. In the event that this occurs, we will be forced to hold larger quantities of inventory, which could adversely affect our cash flow and our ability to pay our operating expenses. In addition, if we are forced to hold longer quantities of inventory, we face the risk that our inventory becomes obsolete with the passage of large amounts of time.

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

We depend upon the continued involvement of Jay Sargeant, our President, Chief Executive Officer and Director, and Dori O'Neill, our Executive Vice President, Chief Operations Officer, Secretary, Treasurer and Director. As we are a developing company, the further implementation of our business plan is dependent on the entrepreneurial skills and direction of management. Mr. Sargeant and Mr. O'Neill who guide and direct our activity and vision. This direction requires an awareness of the market, the competition, current and future markets and technologies that would allow us to continue our operations. The loss or lack of availability of these individuals could materially adversely affect our business and operations. We do not carry "key person" life insurance for these officers and directors, and we would be adversely affected by the loss of these two key consultants.

We Face Substantial Competition In The Dietary Supplement, Personal Care Industry and Water Filtration Category Including Products That Compete Directly With Calorad

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

We Often Use Our Securities As Consideration In Contracts Related To Our Operations; Which Will Cause Existing Shareholders To Experience Dilution

We often issue our securities as consideration in contracts related to our operations. We issued our securities in these transactions primarily because historically we have had insufficient cash to fund our operations. Over the past two years, we have issued 6,226,190 shares of our common stock and 2,650,000 stock options for consideration other than cash. As a result of such issuances, existing shareholders of EYI have experienced a dilutive impact o their ownership of our company. We may be forced to issue additional securities of EYI in the future transactions in lieu for cash and shareholders would experience additional dilution.

ITEM 7.     FINANCIAL STATEMENTS.

                                                                                        Page
                                                                                        ----
Report of Independent Registered Public Accounting Firm                                 40

Financial Statements

         Consolidated Balance Sheets as of December 31, 2005                            41

         Consolidated Statements of Operations and Comprehensive Loss
         For the period from Inception to December 31, 2005                             42

         Consolidated Statement of Cash Flows
         For the period from Inception to December 31, 2005                             43

         Consolidated Statement of Stockholders' Equity Deficit
         For the period from Inception to December 31, 2005                             44

         Notes to Financial Statements                                                  45

Board of Directors
EYI Industries, Inc.
Burnaby, British Columbia, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of EYI Industries, Inc. as of December 31, 2005 and December 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EYI Industries, Inc. as of December 31, 2005, and December 31, 2004 and the results of its operations, stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recorded significantlosses from operations, ahs insufficient revenues to support operational cash flows and has a working capital deficit which together raise substantialdoubt about its ability to continue as a going concern an accumulated deficit, and a negative working capital position. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans rin regards to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 31, 2006

EYI INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                              December 31,     December 31,
                                                                 2005             2004
                                                              ------------    ------------
ASSETS
     CURRENT ASSETS
        Cash                                                  $     25,639    $         --
        Restricted cash                                                 --         100,248
        Accounts receivable, net of allowance                       48,783          36,061
        Related party receivables                                       --              --
        Prepaid expenses                                            12,387         852,764
        Inventory                                                  295,248         239,641
                                                              ------------    ------------
           TOTAL CURRENT ASSETS
                                                                   382,057       1,228,714
                                                              ------------    ------------
     OTHER ASSETS
        Property, plant and equipment, net                          49,671          32,596
        Deposits                                                    67,603           2,236
                                                              ------------    ------------
           TOTAL OTHER ASSETS                                      117,274          34,832
                                                              ------------    ------------

     INTANGIBLE ASSETS                                              15,044          16,561
                                                              ------------    ------------

     TOTAL ASSETS                                             $    514,375    $  1,280,107
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES
        Bank indebtedness                                     $         --    $     72,456
        Accounts payable and accrued liabilities                 1,929,049        1,141,001
        Accounts payable - related parties                         328,038          159,455
        Interest payable, convertible debt                              --          10,616
        Convertible debt - related party, net of discount               --         379,724
        Customer deposits                                               --              --
        Notes payable - related party                               90,000          90,000
                                                              ------------    ------------
           TOTAL CURRENT LIABILITIES                             2,347,087       1,853,252
                                                              ------------    ------------

        Net liabilities from discontinued operations               375,344         405,838

     MINORITY INTEREST IN SUBSIDIARY                               262,057         346,819
                                                              ------------    ------------

STOCKHOLDERS' DEFICIT
        Preferred stock, $0.001 par value; 10,000,000
           shares authorized, no shares issued and outstanding          --              --
        Common stock, $0.001 par value; 1,000,000,000 shares
           authorized,  217,600,875 and 162,753,292 shares
           issued and outstanding, respectively                    217,600         162,753
        Additional paid-in capital                               6,155,518       3,048,606
        Stock options and warrants                               2,698,984       2,563,043
        Subscription receivable                                   (195,000)        (15,000)
        Accumulated deficit                                    (11,347,215)     (7,085,205)
                                                              ------------    ------------

           TOTAL STOCKHOLDERS' DEFICIT                          (2,470,113)     (1,325,802)
                                                              ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $    514,375    $  1,280,107
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                  Year Ended         Year Ended
                                                               December 31, 2005   December 31, 2004
                                                               ----------------    ----------------
REVENUE, net of returns and allowances                         $      4,980,408    $      6,085,831


COST OF GOODS SOLD                                                    1,165,976           1,252,118
                                                               ----------------    ----------------

GROSS PROFIT BEFORE COMMISSION EXPENSE                                3,814,432           4,833,713

COMMISSION EXPENSE                                                    1,930,925           2,486,970
                                                               ----------------    ----------------

GROSS PROFIT AFTER COST OF GOODS SOLD AND COMMISSION EXPENSE          1,883,507           2,346,743
                                                               ----------------    ----------------

OPERATING EXPENSES

     Consulting fees                                                  1,250,278           1,438,362

     Legal and professional fees                                        306,948             321,713

     Customer service                                                   198,500             393,244

     Finance and administration                                       1,378,118           2,101,842

     Sales and marketing                                                 15,741             154,638

     Telecommunications                                                 946,331             492,847

     Wages and benefits                                               1,282,438           1,152,728

     Warehouse expense                                                  171,724             231,268
                                                               ----------------    ----------------

        TOTAL OPERATING EXPENSES                                      5,550,077           6,286,642
                                                               ----------------    ----------------

LOSS FROM OPERATIONS                                                 (3,666,570)         (3,939,899)
                                                               ----------------    ----------------

OTHER INCOME (EXPENSES)

     Interest and other income                                            3,978              16,847

     Interest expense                                                  (179,717)           (308,572)

     Foreign currency gain (discount)                                  (124,096)             20,379
                                                               ----------------    ----------------
        TOTAL OTHER INCOME (EXPENSES)
                                                                       (299,835)           (271,346)
                                                               ----------------    ----------------

NET LOSS BEFORE TAXES                                                (3,966,405)         (4,211,245)

PROVISION FOR INCOME TAXES                                                   --                  --
                                                               ----------------    ----------------

NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST                      (3,966,405)         (4,211,245)

ALLOCATION OF LOSS TO MINORITY INTEREST                                  84,762              88,755

LOSS FROM DISCONTINUED OPERATIONS                                      (380,368)           (340,305)
                                                               ----------------    ----------------

NET LOSS                                                       $     (4,262,011)   $     (4,462,795)
                                                               ================    ================

BASIC AND DILUTED

     NET LOSS  PER COMMON SHARE                                $          (0.02)   $          (0.03)
                                                               ================    ================
WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING
     FOR BASIC AND DILUTED CALCULATION                              200,846,048         157,060,345
                                                               ================    ================

   The accompanying notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                          Common Stock
                                                   -------------------------      Additional
                                                    Number of                      Paid-in        Discount on  Subscription
                                                    Shares           Amount        Capital       Common Stock   Receivable
---------------------------------------------      ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2003                          148,180,670        148,181        827,972        (53,598)            --

Common stock issued at$0.20 including
 warrants less expenses of$28,715                     1,466,455          1,466        146,930             --             --

Stock issued at$0.165 per share for cashless
 exercise of options in form of foregone debt         3,200,000          3,200        524,800             --             --

Stock issued for exercise of options at$0.20
per share in lieu of payment of legal fees              300,000            300         59,700             --             --

Stock issued at$0.165 per share for cash and
 promissory note for exercise of options              1,000,000          1,000        164,000             --        (15,000)

Common stock issued at$0.21 including
 warrants                                             5,476,190          5,476        487,381             --             --

Common stock issued at$0.21 including
 warrants less expenses of$3,231                        566,833            567         36,369             --             --

Stock issued for exercise of options at$0.22
per share in lieu of consulting fees                     50,000             50         10,950             --             --

Stock issued for deferred offering costs              1,300,000          1,300        388,700             --             --

Adjustment to subsidiaries stock held by
minority interest                                       176,534            177         33,126             --             --

Stock issued at$0.28 per share for consulting           350,000            350         97,650             --             --

Vested stock options issued for consulting at
an average price of$0.18 per share                           --             --             --             --             --

Vested stock options issued for consulting at
an average price of$0.18 per share                           --             --             --             --             --

Stock issued at$0.165 per share for cash and
promissory note for exercise of options                  36,360             36          7,236             --             --

Stock issued for exercise of options at$0.08
per share in lieu of consulting fees                    200,000            200         15,800             --             --

Stock issued for exercise of options at$0.08
per share in lieu of consulting fees                    250,000            250         19,750             --             --

Stock issued for exercise of options at$0.11
per share by the CEO                                    200,250            200         31,840             --             --

Cancellation of discount on common stock                     --             --        (53,598)        53,598             --

Beneficial conversion of convertible debt                    --             --        250,000             --             --

Vested stock options issued for compensation
and consulting at an average price of$0.12
per option                                                   --             --             --             --             --

Cancelled stock options issued for
compensation and consulting at an average
price of$0.19 per option                                     --             --             --             --             --

Net loss for period ended
December 31, 2004                                            --             --             --             --             --

Balance, December 31, 2004                          162,753,292   $    162,753     $3,048,606   $         --    $   (15,000)

Stock issued at$0.06 per share for
promissory note for exercise of options               3,000,000          3,000        177,000             --       (180,000)

Vested stock options issued for consulting at
an average price of$0.07 per share                           --             --             --             --             --

Vested stock options issued for employee
management compensation at an average price
of$0.07 per share                                            --             --             --             --             --

Stock issued to employee for financing
guaranty & pledge valued at$0.05 per share              800,000            800         39,200             --             --

Nazlin - options exercised                              250,000            250         14,750             --         (5,000)

Gladys Sargeant 506 Subscription Agreement            1,000,000                          1000          4,000             --

Vested stock options issued for consulting at
an average price of$0.03 per share                           --             --             --             --             --

Cancelled stock options issued for
compensation and consulting at an average
price of$0.08 per option                                     --             --        425,300             --             --

Cancelled stock options issued for
 compensation at$0.20                                        --             --          2,400             --             --

Stock issued to TAIB Bank to retire$75,000
of the$300,000 debenture                              2,027,027          2,027         72,973             --             --

Stock issued to TAIB Bank to retire$170,000
of$300,000 debenture plus interest$10,830             4,487,096          4,487        176,343             --             --

Stock issued to TAIB Bank to retire$5,000
debenture plus interest of 14,245                       375,146            375          18870             --             --

Stock issued to Agora as part of contract               250,000            250          12250             --             --

Stock issued to Lakhani as part of contract             500,000            500          34500             --             --

Stock issued for exercise of options at$0.08
per share                                               100,000            100           7900             --             --

Stock issued to Cornell to retire
promissory note                                      22,789,581         22,789      1,008,099             --             --

Vested stock options issued for consulting at
an average price of$0.20 per share                           --             --             --             --             --

 Vested stock options Issued for employee and                --             --             --             --             --
management compensation at an average price
of$0.20 per share

Stock issued to Cornell in exchange for
$700,000 pursuant to SEDA                            19,268,733         19,269        680,731             --             --

Cancelled stock options issued for
compensation                                                 --             --         10,500             --             --

Vested stock options issued for compensation
And consulting at an average price of$0.20                   --             --             --             --             --

Beneficial conversion of convertible debt                    --             --        422,096             --             --

Net loss for period ended
December 31, 2005                                            --             --             --             --             --

Balance, December 31, 2005                          217,600,875   $    217,600   $  6,155,518   $         --   $   (195,000)


                                                     Option/            Retained
                                                     Warrants           Earnings        Total
---------------------------------------------       ------------    ------------    ------------
Balance, December 31, 2003                              $128,385     $(2,622,410)   $ (1,571,470)

Common stock issued at$0.20 including
 warrants less expenses of$28,715                         70,844              --         219,240

Stock issued at$0.165 per share for cashless
 exercise of options in form of foregone debt                 --              --         528,000

Stock issued for exercise of options at$0.20
per share in lieu of payment of legal fees                    --              --          60,000

Stock issued at$0.165 per share for cash and
 promissory note for exercise of options                      --              --         150,000

Common stock issued at$0.21 including
 warrants                                                657,143              --       1,150,000

Common stock issued at$0.21 including
 warrants less expenses of$3,231                          78,869              --         115,805

Stock issued for exercise of options at$0.22
per share in lieu of consulting fees                          --              --          11,000

Stock issued for deferred offering costs                      --              --         390,000

Adjustment to subsidiaries stock held by
minority interest                                             --              --          33,303

Stock issued at$0.28 per share for consulting                 --              --          98,000

Vested stock options issued for consulting at
an average price of$0.18 per share                       128,250              --         128,250

Vested stock options issued for consulting at
an average price of$0.18 per share                     1,078,277              --       1,078,277

Stock issued at$0.165 per share for cash and
promissory note for exercise of options                       --              --           7,272

Stock issued for exercise of options at$0.08
per share in lieu of consulting fees                          --              --          16,000

Stock issued for exercise of options at$0.08
per share in lieu of consulting fees                          --              --          20,000

Stock issued for exercise of options at$0.11
per share by the CEO                                     (10,013)             --          22,028

Cancellation of discount on common stock                      --              --              --

Beneficial conversion of convertible debt                     --              --         250,000

Vested stock options issued for compensation
and consulting at an average price of$0.12
per option                                             1,087,900              --       1,087,900

Cancelled stock options issued for
compensation and consulting at an average
price of$0.19 per option                                (656,612)             --        (656,612)

Net loss for period ended
December 31, 2004                                             --      (4,462,795)     (4,462,795)

Balance, December 31, 2004                          $  2,563,044     $(7,085,205)     $(1,325,802)

Stock issued at$0.06 per share for
promissory note for exercise of options                       --              --              --

Vested stock options issued for consulting at
an average price of$0.07 per share                        35,250              --          35,250

Vested stock options issued for employee
management compensation at an average price
of$0.07 per share                                        133,750              --         133,750

Stock issued to employee for financing
guaranty & pledge valued at$0.05 per share                    --              --          40,000

Nazlin - options exercised                                    --          10,000

Gladys Sargeant 506 Subscription Agreement                15,000              --          20,000

Vested stock options issued for consulting at
an average price of$0.03 per share                        62,250              --          62,250

Cancelled stock options issued for
compensation and consulting at an average
price of$0.08 per option                                (425,300)             --              --

Cancelled stock options issued for
 compensation at$0.20                                     (2,400)             --              --

Stock issued to TAIB Bank to retire$75,000
of the$300,000 debenture                                      --              --          75,000

Stock issued to TAIB Bank to retire$170,000
of$300,000 debenture plus interest$10,830                     --              --         180,830

Stock issued to TAIB Bank to retire$5,000
debenture plus interest of 14,245                             --              --          19,245

Stock issued to Agora as part of contract                     --              --          12,500

Stock issued to Lakhani as part of contract                   --              --          35,000

Stock issued for exercise of options at$0.08
per share                                                     --              --           8,000

Stock issued to Cornell to retire
promissory note                                               --              --       1,030,888

Vested stock options issued for consulting at
an average price of$0.20 per share                        33,500              --          33,500

 Vested stock options Issued for employee and             27,840              --          27,840
management compensation at an average price
of$0.20 per share

Stock issued to Cornell in exchange for
$700,000 pursuant to SEDA                                     --              --         700,000

Cancelled stock options issued for
compensation                                             (10,500)             --              --

Vested stock options issued for compensation
And consulting at an average price of$0.20               271,550              --         271,550

Beneficial conversion of convertible debt                     --              --         422,096

Net loss for period ended
December 31, 2005                                             --      (4,262,010)     (4,262,010)

Balance, December 31, 2005                          $  2,698,984    $(11,347,215)   $ (2,470,113)

   The accompanying notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                          Year Ended              Year Ended
                                                                        December 31, 2005      December 31, 2004
                                                                        ----------------       ----------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
      Net loss                                                          $     (4,262,010)      $     (4,462,795)
      Loss allocated to minority interest                                         84,762                 88,755
                                                                        ----------------       ----------------
                                                                              (4,346,772)            (4,551,550)
                                                                        ----------------       ----------------
      Adjustments to reconcile net loss
          to net cash used by operating activities:
          Depreciation and amortization                                           52,645                 87,054
          Stock and warrants issued for employee compensation and                547,800              1,735,814
          consulting
                                                                                      --                390,000
          Stock issued for deferred financing costs
                                                                                      --                 11,500
          Stock issued for options exercised in lieu of debt
          Stock issued for options exercised in lieu of consulting
          and legal fees                                                          57,500                207,000

          Stock issued for interest on convertible debt                           44,570                     --

          Stock issued for financing guaranty & pledge                            40,000                     --

          Discount recognized on convertible debt                                120,276                     --

          Beneficial conversion of convertible debt                              422,096                250,000

 Decrease (increase) in:
                          Related party receivables                                   --                    469
                          Accounts receivable                                    (12,722)                 6,517
                          Prepaid expenses                                       840,377                221,430
                          Inventory                                              (55,607)                14,726
                          Deposits                                               (65,367)               (24,361)
          Increase (decrease) in:
                          Accounts payable and accrued liabilities               788,048                392,043
                          Accounts payable - related parties                     168,583                450,808

                          Interest payable, convertible debt                     (10,616)                    --
                          Customer deposits                                           --                 (6,250)
                          Liabilities in excess of assets on
                          discontinued operations                                (30,494)                    --
                                                                        ----------------       ----------------
      Net cash used by operating activities                                   (1,428,183)              (826,300)
                                                                        ----------------       ----------------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
      Decrease (increase) in restricted cash                                     100,248                123,434
      Decrease (increase) in property, plant, and equipment                      (39,797)                  (711)

      Purchase of trademarks                                                        (674)                    --
                                                                        ----------------       ----------------
      Net cash provided by investing activities                                   59,778                122,723
                                                                        ----------------       ----------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
      Net change in bank indebtedness                                            (72,456)              (187,521)

      Issuance of stock, net of private placement costs & warrants                16,500                492,316

      Repayment of convertible debt                                             (250,000)                    --

      Proceeds from Cornell SEDA                                                 700,000                     --

      Proceeds from Cornell Prom Note                                          1,000,000                     --

      Net proceeds from convertible debt                                              --                379,725

      Net cash provided by financing activities                                1,394,044                684,520
                                                                        ----------------       ----------------

Net increase in cash and cash equivalents                                         25,639                (19,057)


CASH - Beginning of Year                                                              --                 52,075
                                                                        ----------------       ----------------

CASH - End of Period                                                    $         25,639       $         33,018
                                                                        ================       ================

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest expense paid                                             $        179,717       $         47,956

      Income taxes paid                                                 $             --       $             --

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
      Stock and warrants issued for employee compensation and
      consulting                                                        $             --        $      1,735,814
      Stock issued for options exercised in lieu of debt                $             --        $        646,028
      Stock issued for options exercised in lieu of consulting and
      legal fees                                                        $             --        $        207,000
      Stock and warrants issued for prepaid expenses                    $             --        $      1,150,000
      Stock issued for financing fees                                   $             --        $        390,000
      Beneficial conversion of convertible debt                                  422,096        $        250,000
      Stock options vested for consulting and compensation              $        547,800        $             --
      Stock issued for options exercised in lieu of debt                $         11,500        $             --
      Stock issued for options exercised in lieu of legal fees          $         10,000
      Stock issued for options exercised in lieu of consulting and
      legal fees                                                        $         57,500        $             --
      Stock issued to retire part of prom note                          $        175,000        $             --
      Stock issued for redemption of convertible debenture              $        250,000        $             --
      Stock issued for interest  on convertible debenture               $         44,570        $             --
      Stock and warrants issued through 506 Private Placement           $         20,000        $             --
      Stock issued for financing guaranty & pledge                      $         40,000        $             --
      Discount recognized on convertible debt                           $        120,276        $             --

   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Essentially Yours Industries, Inc. (hereinafter "EYI") was incorporated on June 21, 2002 in the State of Nevada. The main business activities of Essentially Yours Industries, Inc. were acquired through a merger with the former entity, Burrard Capital, Inc., and other entities concerning EYI's reorganization. On December 31, 2003, EYI entered into a share exchange agreement of its stock with Safe ID Corporation ("Safe ID"). This transaction was accounted for as a share exchange and recapitalization. As a result of this transaction, Safe ID has changed its name to EYI Industries, Inc. ("the Company") and is acting as the parent holding company for the operating subsidiaries.

The principal business of the Company is the marketing of health and wellness care products. The Company sells its products primarily through network marketing distributors, which in turn, sell the products to the end customers. The Company also sells product directly and through affiliates. The Company maintains its principal business office in Burnaby, British Columbia. Effective for the period ended December 31, 2003, the Company elected to change its year-end from June 30 to December 31.

The Company has six wholly owned subsidiaries. The first subsidiary is Halo Distribution LLC (hereinafter "Halo"), which was organized on January 15, 1999, in the State of Kentucky. Halo was the distribution center for the Company's product in addition to other products until April 30, 2005 at which time the Company made the decision to discontinue it's operations. The second subsidiary is RGM International Inc., which was incorporated on July 3, 1997, in the State of Nevada. RGM International Inc. is a dormant investment company, which owns one percent of Halo. The third subsidiary is Essentially Yours Industries (Canada) Inc. (hereinafter "EYI Canada"), which was organized on September 13, 2002, in the province of British Columbia, Canada. EYI Canada markets health and wellness care products for use in Canada. The fourth subsidiary is 642706 B.C. Ltd., doing business as EYI Management, which was organized on February 22, 2002, in the province of British Columbia, Canada. EYI Management provides accounting, customer service and marketing services to the consolidated entity. The fifth subsidiary is Essentially Yours Industries (Hong Kong) Limited ("EYI HK"). EYI HK was organized on August 23, 2005 in Hong Kong. EYI HK markets health and wellness care products for use in Hong Kong and China. The sixth subsidiary is Essentially Yours Industries (International) Limted ("EYI INTL"). EYI INTL was organized on December 6, 2005 to facilitate our expansion throughout other Southeast Asian countries.

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

Accounting Pronouncements - Recent
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation," which as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.

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

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensation" (hereinafter "SFAS No. 123R"). This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. The Company has previously adopted SFAS No. 123 and the fair value of accounting for stock options and other equity instruments. The Company has determined that there was no impact to its financial statements from the adoption of this new statement.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact from the adoption of this statement

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (hereinafter "FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

Accounts Receivable and Bad Debts
The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. The Company recorded an allowance to cover accounts receivable balances over 60 days of $26,346 and $16,321 for December 31, 2005 and December 31, 2004 respectively.

Advertising Expenses
--------------------
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $39,208 and $118,937 for the year ended December 31, 2005 and December 31, 2004 respectively.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash
---------------
Restricted cash includes deposits held in a reserve account in the amount of $0 and $100,248 at December 31, 2005 and December 31, 2004 respectively. Such deposits are required by the bank as protection against unfunded charge backs and returns of credit card transactions. Effective June 9, 2005, the bank deemed that this deposit is no longer necessary and released the funds to the Company.

Compensated Absences
--------------------
Employees of the Company are entitled to paid vacation, and sick days, depending on job classification, length of service, and other factors. The Company accrued vacation pay in the amounts of $61,686 and $60,186 at December 31, 2005 and December 31, 2004 respectively.

Cost of Sales
-------------
Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with service revenues and marketplace business.

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At December 31, 2005 and December 31, 2004 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share
------------------
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same at the reporting dates, as inclusion of the common stock equivalents would be anti-dilutive.

Estimates
---------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and December 31, 2004.

Foreign Currency Translation and Other Comprehensive Income
-----------------------------------------------------------
The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

As the Company's functional currency is the U.S. dollar, and all translation gains and losses are transactional, the Company has no assets with values recorded in Canadian dollars or Hong Kong dollars and there is no recognition of other comprehensive income in the financial statements.

Foreign Currency Valuation and Risk Exposure
--------------------------------------------
While the Company's functional currency is the U.S. dollar and the majority of its operations are in the United States, the Company maintains its main office in Burnaby, British Columbia. The Company also maintains an office in Kowloon, Hong Kong. The assets and liabilities relating to both the Canadian and Hong Kong operations are exposed to exchange rate fluctuations. Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rate during the period. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Impaired Asset Policy
---------------------
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2005 or December 31, 2004.

Income Taxes
------------
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company's consolidated financial statement or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities results in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such an asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. (See Note 10.)

Inventories
-----------
The Company records inventories at the lower of cost or market on a first-in, first-out basis.

Long-lived Assets
-----------------
In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. For the years ended December 31, 2005 and, December 31, 2004, no impairments have been identified

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. (See Note 4.)

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated.

Revenue Recognition
-------------------
The Company is in the business of selling nutritional products in two categories: dietary supplements and personal care products. Sales of personal care products represent less than 5% of the overall revenue and therefore are not classified separately in the financial statements. The Company recognized revenue from product sales when the products are shipped and title passes to customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted $128,967 and $190,340 for the year ended December 31, 2005 and December 31, 2004 respectively.

Segment Information
-------------------
The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (hereafter "SFAS No. 131") which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. (See Note 14.)

Stock Options and Warrants Granted to Employees and Non-Employees
-----------------------------------------------------------------
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Going Concern
-------------
As shown in the accompanying financial statements, the Company had negative working capital of approximately $1,965,000 and an accumulated deficit incurred through December 31, 2005. The Company also has limited cash resources and a history of recurring losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 - ACCOUNTS RECEIVABLE AND CREDIT RISK

Accounts receivable at December 31, 2005 and December 31, 2004 consist primarily of amounts due from direct retail clients of EYI.

NOTE 4 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight line method over three to seven years. The following is a summary of property, equipment and accumulated depreciation at December 31, 2005 and December 31, 2004.

                                                    December 31, 2005                                 December 31, 2004
                                           --------------------------------------         ---------------------------------------
                                                                  Accumulated                                    Accumulated
                                           Cost                   Depreciation            Cost                   Depreciation
                                           ---------- ----------- --------------- ------- ---------- ----------- ----------------
Warehouse equipment                $       0          $           0               $       223,927    $           207,525
Furniture and fixtures                     1,569                  371                     18,698                 18,083
Computer Equipment & Software              105,447                83,068                  115,392                83,995
Office equipment                           14,859                 901                     3,510                  3,410
Leasehold improvements                     13,544                 1,409                   32,523                 20,696
                                           ----------             ---------------         ----------             ----------------
Total                                      135,420    $           85,749                  394,050    $           333,714
                                                                  ===============                                ================
Less: accumulated depreciation             85,749                                         333,714
                                           ----------                                     ----------
Total property, plant and
equipment, net                     $       49,671                                 $       60,336
                                           ==========                                     ==========

Depreciation expense for the periods ended December 31, 2005 and December 31, 2004 was $52,645, and $56,154 respectively.

NOTE 5 - CONVERTIBLE LOANS PAYABLE

On June 22, 2004, the Company issued to Cornell Capital Partners, LP a 5% secured convertible debenture in the principal amount of $250,000 with a term of two years, and interest at 5%. The debenture was convertible into the Company's common stock at a price per share equal to the lessor of (a) 120% of the closing bid price by the second anniversary date of issuance or (b) 100% of the lowest daily volume weighted average price for the 30 days immediately prior to conversion. On June 24, 2004, the Company received the $250,000 loan less related expenses of approximately $65,000 which was allocated as discount on debt. The convertible securities were guaranteed by the assets of the Company. Under the agreement, the Company was required to keep available common stock duly authorized for issuance in satisfaction of the convertible. The conversion amount will be the face amount of the convertible plus interest at the rate of 5% per annum from the closing date of June 24, 2004 to the conversion date. On August 3, 2005, the Company retired the debenture plus a 20% premium of $50,000 by using the cash proceeds of a promissory note between the Company and Cornell Capital signed on August 2, 2005.

On September 24, 2004, the Company issued to Cornell Capital Partners, LP ("Cornell") a 5% secured convertible debenture in the principal amount of $250,000 with a term of two years, and interest at 5%. The debenture is convertible into the Company's common stock at a price per share equal to the lessor of (a) 120% of the closing bid price by the second anniversary date of issuance or (b) 100% of the lowest daily volume weighted average price for the 30 days immediately prior to conversion. On September 27, 2004, the Company re-assigned $245,000 of this debenture to Taib Bank, E.C. and reassigned $5,000 of the debenture B to an individual. Under the debenture agreement, the Company's failure to issue unrestricted, freely tradable common stock to Cornell or Taib Bank or the individual upon conversion after the registration statement filed pursuant to this transaction has been declared effective would be considered an event of default, thereby entitling Cornell to accelerate full repayment of the convertible securities then outstanding. Under the agreement, the Company was required to maintain available common stock duly authorized for issuance in satisfaction of the convertible. One September 24, 2004 the Company received the $250,000 loan less related expenses of approximately $55,000. The convertible securities were guaranteed by the assets of the Company. Under the agreement, the Company was required to keep available common stock duly authorized for issuance in satisfaction of the convertible. The conversion amount was the face amount of the convertible plus interest at the rate of 5% per annum from the closing date of September, 2004 to the conversion date On August 15, 2005, the Company retired $75,000 of the Taib Bank, E.C. debenture by converting 2,027,027 common shares. On August 16, 2005, the Company retired $170,000 of the Taib Bank, E.C. debenture plus $10,830 in interest by converting 4,487,096 common shares. On September 12, 2005, the Company retired $5,000 of the remaining debenture plus $14,245 in interest by converting 375,146 common shares valued at $0.0513.

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

Standby Equity Distribution Agreement
In June, 2004, the Company entered into a standby equity distribution agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to this agreement, Cornell agreed to purchase up to $10,000,000 of the Company's common stock through a placement agent over a two-year period after the effective registration of the shares. In addition, the Company issued 1,300,000 shares of its common stock to Cornell and the placement agent upon the inception of the standby equity distribution agreement. The $390,000 value of these shares was recognized as a period expense due to the fact that the 1,300,000 shares have been deemed to be fully earned as of the date of the agreement.

During the year ended December 31, 2005, the Company issued 40,874,047 common shares to Cornell Capital in exchange for $1,700,000. These transactions resulted in a beneficial conversion feature computed at its intrinsic value that was the difference between the conversion price and the fair value on the issuance date of the common stock. The amount attributed to the beneficial conversion feature, or $422,096, was recorded as a financing expense and a component of stockholders' equity on the balance sheet.

NOTE 6 - INTANGIBLE ASSETS

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

The following is a summary of the intangible assets at December 31, 2005 and December 31, 2004:

                                                          Accumulated
                                        Cost              Amortization                Net
                                    ---------------      ---------------       ---------------
Balance, December 31, 2004          $        21,601      $        (5,040)      $        16,561
Activity in last twelve months                  674               (2,193)               (1,519)

                                    ---------------      ---------------       ---------------
Balance, December 31, 2005          $        22,275      $        (7,233)      $        15,042
                                    ===============      ===============       ===============

NOTE 7 - BANK INDEBTEDNESS

Bank indebtedness consists of checks written in excess of funds on deposit.

NOTE 8 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2005 and December 31, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 1,000,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

On August 15, 2005, the Company issued 2,027,027 common shares to TAIB Bank to retire $75,000 of the $300,000 debenture.

On August 16, 2005, the Company issued 4,487,096 common shares to TAIB Bank to retire $170,000 of the $300,000 debenture plus interest of $10,830.

On September 1, 2005, the Company issued 500,000 shares of restricted stock as an initial signing bonus to M.Ali Lakhani Personal Law Corporation pursuant to the terms of his contract with the Company dated September 1, 2005.

On September 12, 2005, the Company issued 375,146 common shares to TAIB Bank to retire a $5,000 debenture plus interest of $14,245.

On September 26, 2005 an employee of the Company exercised 100,000 stock options at $0.08 per share for an the aggregate exercise price of $8,000.

During the quarter ended December 31, 2005, the Company issued 22,789,581 common shares to Cornell Capital to retire the Promissory Note dated August 1, 2005.

During the quarter ended December 31, 2005, the Company issued 19,268,733 common shares to Cornell Capital in exchange for $700,000 pursuant to the terms of the Standby Equity Distribution Agreement.

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

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options and warrants for the period ended December 31, 2005: estimated risk-free interest rate of 4%; no dividends to be paid; estimated volatility of 144%, and term of two years.

Warrants
During the quarter ended June 30, 2005, the Company sold 1,000,000 common shares through a private placement. In addition, the purchaser of the shares receive warrants to purchase three additional shares of common stock for each share purchased, exercisable at $0.02 per share for a period of two years.

Stock Options
During the period ending December 31, 2004, the Company's board of directors approved the Stock Compensation Program to allow up to 25,000,000 shares of stock to be issued under the program. This plan enables the Company to grant stock options to directors, officers, employees and eligible consultants of the Company. There was no Company stock option plan in effect prior to 2004.

During the period ended December 31, 2005, the Company granted stock options to purchase a total of 7,390,000 shares of common stock to its employees, directors, and consultants. The options were granted from $0.02 to $0.10 per share. The Company recognized an expense to services and consulting of $564,140 during the period ending December 31, 2005 for all vested options.

Following is a summary of the status of the stock options during the twelve months:

                                                                         Weighted Average
                                                     Number of Shares      Exercise Price
                                                    ---------------       ---------------
Outstanding at December 31, 2004                         19,747,390       $          0.14
Granted                                                   7,390,000                  0.13
Exercised                                                (3,350,000)                 0.12

Forfeited                                                (7,535,000)                 0.08
                                                    ---------------       ---------------
Options outstanding at December 31, 2005                 16,252,390       $          0.14
                                                    ===============       ===============
Options exercisable at December 31, 2005                 15,617,390       $          0.14
                                                    ===============       ===============

Weighted average fair value of options granted                            $          0.13
                                                                          ===============

Summarized information about stock options outstanding and exercisable at December 31, 2005 is as follows:

                                            -----------------------------------------------------------------
                                            Options Outstanding
                                            -----------------------------------------------------------------
              Exercise                                           Weighted Ave.          Weighted Ave.
              Price                         Number               Remaining              Exercise
              Range                         of Shares            Life                   Price
              ----------------------------- -------------------- ---------------------- ---------------------
              $0.02 - $0.26                 16,252,390           2.23                   $           0.14

                                            ------------------------------------------- ---------------------
                                            Options Exercisable
                                            ------------------------------------------- ---------------------
              Exercise                                           Weighted Ave.          Weighted Ave.
              Price                         Number               Remaining              Exercise
              Range                         of Shares            Life                   Price
              ----------------------------- -------------------- ---------------------- ---------------------
              $0.03 - $0.26                 15,617,390           1.00                   $           0.14

Summarized information about unvested granted stock options outstanding at December 31, 2005 is as follows:

                                                 -------------------------------------------------------------------------
                                                 Unvested Granted Options Outstanding
                                                 -------------------------------------------------------------------------
                Exercise                                                Weighted Ave.              Weighted Ave.
                Price                            Number                 Remaining                  Exercise
                Range                            of Shares              Life                       Price
                -------------------------------- ---------------------- -------------------------- -----------------------
                $0.02 - $0.20                    515,000                1.41                       $           0.10

                                 Number of             Weighted  Average            Average Exercise
                                 Warrants              Remaining Life                    Price
                                 ------------------  --------------------------  -----------------------
       Outstanding
       and  exercisable         11,516,621                    3.50                         $0.21

NOTE 10 - INCOME TAXES

The significant components of the deferred tax asset at December 31, 2005 and December 31, 2004 were as follows:

                                             December 31,          December 31,
                                                2005                  2004
                                            --------------      --------------
Net operating loss carry forward            $   11,628,000      $    7,082,200
                                            ==============      ==============
Deferred tax asset:                         $    3,954,000      $    2,408,000
Less valuation allowance for tax asset          -3,954,000          -2,408,000
                                            --------------      --------------
Net deferred tax asset                      $           --      $           --
                                            ==============      ==============

At December 31, 2005 and December 31, 2004, the Company has net operating loss carry forwards of approximately $11,628,000 and $7,082,200 respectively, which expire in the years 2023 through 2025. The change in the allowance account from December 31, 2004 to December 31, 2005 was $1,546,000.

The Company's subsidiaries in Canada are required to file income tax returns in British Columbia, Canada. The losses from operations are allocated to both United States and Canadian operations.

Utilizaiton of the net operating losses is contingent upon the company's filing of federal income tax returns, currently in arrears. See Note 6 regarding Company's liability for state income tax reporting.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Purchase Agreement
On June 30, 2002, the Company entered into a distribution and license agreement with a company in which one of the Company's directors has an ownership interest. The agreement gives the Company the exclusive right to market, sell and distribute certain products for a five-year renewable term. Management estimates that 87% of the Company's sales volume results from products supplied under this licensing agreement.

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

In the event that the Company is unable to meet the minimum purchase requirements of the licensing agreement or the terms requiring it to pay 15% of the difference between the minimum purchase amount referred to above and actual purchases for that year in which there is a shortfall, then the licensor has various remedies available to it including renegotiating the agreement, removing exclusivity rights, or terminating the agreement.

As of the date of these financial statements, the purchase requirements have not been made. The period for which the License could request payment per the penalty clause has expired for the year and therefore we have not made any accrual to the financial statements. As well we continue to purchase Nutri Diem products.

Lease Payments
The Company has operating lease commitments for its premises, office equipment and an automobile. The minimum annual lease commitments are as follows:

Year ended December 31,                Minimum Amount
-----------------------                --------------
2006                                   $218,469
2007                                   163,285
2009                                   141,841
2009                                   147,013
2010 and thereafter                    309,544

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

Regulatory Risks and Claims
The Company's products are subject to regulation by a number of federal and state entities, as well as those of foreign countries in which the Company's products are sold. These regulatory entities may prohibit or restrict the sale, distribution, or advertising of the Company's products for legal, health or safety, related reasons. In addition to the potential risk of adverse regulatory actions, the Company is subject to the risk of potential product liability claims.

Promissory Note
On August 1, 2005, the Company entered into a promissory note with Cornell Capital Partners, LP for the principal sum of one Million (U.S.) dollars ($1,000,000) and payable in thirteen weekly installments beginning September 23, 2005 and ending on December 16, 2005. Interest on this note is twelve percent (12%) per annum. The Company agreed to repay this loan by issuing common stock pursuant to the terms of the Standby Equity Distribution Agreement (Note 5).

Secured Promissory Note
On February 24, 2005 the Company received a loan of $200,000 from Cornell secured by a secured promissory note. Under the terms of the secured promissory note, the loan is payable by April 24, 2005 and accrues interest at a rate of 12% per annum. In connection with the issuance of the secured note, the Company agreed to: (i) pay Cornell a fee of $20,000; and (ii) pay Yorkville Advisors Management LLC a structuring fee in the amount of $2,500. As a condition to Cornell's entry into the Secured Note on February 24, 2005, an employee of EYI, Janet Carpenter, entered into a guaranty agreement with Cornell and a pledge and escrow agreement with Cornell and David Gonzalez. Pursuant to the terms of the guaranty agreement and the pledge and escrow agreement, Ms. Carpenter agreed to:
(i) personally guarantee the payment and performance obligations of EYI under the Secured Note; and (ii) pledge to Cornell 3,000,000 shares of EYI held by her to secure the obligations of EYI under the Secured Note. In consideration of Ms. Carpenter providing the guarantee and pledge, EYI entered into a bonus shares agreement dated February 14, 2005 with Ms. Carpenter, pursuant to which we agreed to issue to Ms. Carpenter 800,000 shares of our common stock at a deemed price of $0.05 per share. The shares are to be issued to Ms. Carpenter pursuant to Regulation S of the Securities Act. (See Note 8.) On August 3, 2005, this promissory note was fully retired.

Standby Equity Distribution Agreement
On June 22, 2004, the Company entered into a two-year standby equity distribution agreement with Cornell Capital Partners LP ("Cornell"). Pursuant to this agreement, Cornell will purchase up to 10,000,000 shares of the Company's common stock through a placement agent. The Company issued 1,300,000 shares of its common stock to Cornell and the placement agent upon the inception of this agreement. The $390,000 value of these shares was based on the fair market value of the shares on the date of the contract and is recognized as a period expense due to the fact that the 1,300,000 shares have been deemed to be fully earned as of the date of the agreement. (See Note 8.)

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

Reseller Agreement

On May 11, 2005 the Company entered into a reseller agreement with Metals & Arsenic Removal Technology, Inc ("MARTI") for a term of five (5) years, pursuant to which MARTI appointed EYII as the exclusive distributor of certain specially formulated MARTI products on a consignment basis and provide EYII with 1000 units of inventory for sale to its customers, proceeds of which are subject to fee payments to MARTI as set out in the schedules accompanying the agreement.

Service Agreement

On April 22, 2005 Essentially Yours Industries, Inc., our wholly owned subsidiary ("EYII") entered into a fulfillment services agreement with Source 1 Fulfillment ("Source One") to warehouse and ship our products. Pursuant to the terms of the agreement, Source One agreed to provide certain storage and fulfillment services to EYII at the rates set out in the schedules to the agreement. Source One also agreed to pay a referral commission of 10% of all handling fees for any client EYII brings to Source One. The agreement is for a term of one year and automatically renews each year unless terminated by either party in accordance with the terms of the agreement. Subsequently in May, 2005 Company ceased warehousing and distributing our products through Halo Distribution LLC ("Halo"), our wholly owned subsidiary.

On September 1, 2005, EYI entered into an agreement for legal servics with M. Ali Lakhani Personal Corporation (the "Contractor") to provide EYI and its subsidiaries with certain legal services in exchange for a monthly fee of US $8,000 and a one time issuance of 500,000 restricted share of our common stock to the contractor. The contract is on a month-to-month basis.

Investor Relations Agreement

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

NOTE 12  - DISCONTINUED OPERATIONS

During the period ended December 31, 2005, the Company elected to discontinue the operations of Halo Distribution LLC (hereinafter "Halo"), a subsidiary of the Company and recorded costs associated from discontinued operations of $380,368 for the period ended December 31, 2005. In addition, the Company reclassified the December 31, 2004 balance sheet to reflect $405,838 of liabilities from the discontinued subsidiary and recorded costs from discontinued operations of $340,305 for the period ended December 31, 2004.

The assets and liabilities disposed of from discontinued operations at December 31, 2005 were as follows:

Total Assets                                  $     --

Accounts payable                              $ 79,049
Accrued liabilities                            275,368
Accounts payable - related party               105,000
                                              --------
         Liabilities in excess of assets      $380,368
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

NOTE 13 - RELATED PARTY NOTE PAYABLE

The Company issued two promissory notes for a total of $90,000 in December
2003. The notes are unsecured, non-interest bearing and are payable upon demand.

NOTE 14 - CONCENTRATIONS

Bank Accounts
The Company maintains its cash accounts in two commercial banks. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States. The Company also maintains funds in commercial banks in Vancouver, British Columbia, in which funds in U.S. dollars are not insured. At December 31, 2005, December 31, 2004 a total of $248 and $140 respectively, was not insured.

Economic Dependence
During the year, the Company purchased approximately 90% of its products for resale from one company, Nutri-Diem Inc., which is the sole supplier of the Company's flagship product Calorad. Pursuant to a purchase agreement, the Company is subject to minimum purchases per annum. (See Note 11.)

NOTE 15 - STATE OR FEDERAL TAX LIABILITY

For the years ended December 31, 2005 and 2004, the Company estimated it California corporate tax liablity to be $23,813 and $22,897, respectively. The Company has not filed a return with the State of California for several years and because of that the Company has been suspended from operating as a corporation in California. In order to revive its authorized corporation status in California, the Company must file all delinquent tax returns and pay all related California corporate income taxes, penalties and interest.

In the year ended December 31, 2005, the Company's state tax liabilty increased by $708.

NOTE 16 - SUBSEQUENT EVENTS

Between January 17, 2006 and March 23, 2006, the Company issued 42,941,686 shares to Cornell Capital in exchange for $1,084,564.51.

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

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

ITEM 8B.          OTHER INFORMATION.

None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of our officers and directors, their present positions with our company, and their biographical information.

=========================================================================================================================
Name                      Age    Position with the Company                   Date First Elected or Appointed
=========================================================================================================================
Jay Sargeant              58     President, Chief Executive Officer and      Director, Chief Executive Officer and
                                 Director                                    President since December 31, 2003.
=========================================================================================================================
Dori O'Neill              46     Executive Vice-President, Treasurer, Chief  Executive Vice-President, Treasurer, Chief
                                 Operations Officer, Secretary and Director  Operations Officer, Secretary and Director
                                                                             since December 31, 2003.
=========================================================================================================================
Rajesh Raniga             40     Chief Financial Officer                     Chief Financial Officer since December 31,
                                                                             2003.
=========================================================================================================================
Bruce Nants               55     Former Director                             Director from March 1, 2004 to December 2,
                                                                             2005.
=========================================================================================================================

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

Bruce Nants. Mr. Nants was a member of our Board of Directors from March 1, 2004. On December 2, 2005, at the Annual General Meeting, Mr. Nants failed to be reelected as a member of Board of Directors.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We presently do not have a compensation committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors will consider establishing various committees during the current fiscal year.

Nomination Committee

Our board of directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. The size of EYI and the size of the board of directors, at this time, do not require a separate nominating committee. Our independent directors annually review all director performance over the past year and make recommendations to the board of directors for future nominations. When evaluating director nominees, our independent directors consider the following factors:

       (i)        The appropriate size of EYI's board of directors;

       (ii) The needs of EYI with respect to the particular talents and experience of its directors;

       (iii) The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the board;

       (iv)       Experience with accounting rules and practices; and

       (v) The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the board of directors may also consider such other factors as it may deem are in the best interests of EYI and its stockholders. In addition, the Board of Directors identifies nominees by first evaluating the current members of the board willing to continue in service. Current members of the board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the board does not wish to continue in service or if the board decides not to re-nominate a member for re-election, the board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the board of directors are polled for suggestions as to individuals meeting the criteria described above. The board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The board of directors does not typically consider stockholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Audit Committee Financial Expert

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

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached to our Annual Report on Form 10-KSB filed with the SEC on April 14, 2005. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

---------------------------------------------- ------------------------- ----------------------------- ----------------------------
Name and Principal Position                     Number of Late Form 4      Transactions Not Timely      Known Failures to File a
                                                       Reports                     Reported                   Required Form
---------------------------------------------- ------------------------- ----------------------------- ----------------------------
Jay Sargeant,
President, Chief Executive Officer, and                   2                           2                             -
Director
---------------------------------------------- ------------------------- ----------------------------- ----------------------------
Dori O'Neill
President, Chief Operations Officer,                      1                           1                             -
Secretary, Treasurer and Director
---------------------------------------------- ------------------------- ----------------------------- ----------------------------
Bruce A. Nants
Fomer Director                                            1                           1                             -
---------------------------------------------- ------------------------- ----------------------------- ----------------------------

ITEM 10.          EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain summary information concerning the compensation paid or accrued for each of EYI's last three completed fiscal years to EYI's or its principal subsidiaries' Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2005, the end of EYI's last completed fiscal year) (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                           Annual Compensation                             Long Term Compensation
                                ---------------------------------------------------------------------------------------------
                                                                                                     LTIP
                                                           Other Annual     Restricted    Options/   payouts     All Other
Name             Title         Year    Salary   Bonus      Compensation    Stock Awarded  SARs (#)      ($)     Compen-sation
-----------------------------------------------------------------------------------------------------------------------------
Jay Sargeant(1)  President,
                 CEO and       2005
                 Director                                     $240,000 (2)                 1,500,000         --          --
                               2004         --       --       $240,000 (2)            --   4,200,000         --          --
                               2003         --       --       $240,000 (2)            --          --         --          --

Dori O'Neill(3)  Chief
                 Operations
                 Officer,
                 Secretary,
                 Treasurer
                 And Director  2005         --       --       $240,000 (4)            --   1,500,000         --          --
                               2004         --       --       $240,000 (4)            --   7,400,000         --          --
                               2003         --       --       $180,000 (4)            --          --         --          --

Notes:
   (1) Mr. Sargeant was appointed as our President and Chief Executive Officer on December 31, 2003.
   (2) We paid management consulting fees to Flaming Gorge, Inc., a private company controlled by Mr. Sargeant, our President, CEO and director, for his management of the operation of the company and our subsidiaries, reporting to the Board of Directors, and appointing managers to oversee certain departments. Mr. Sargeant was compensated at the rate of $20,000 per month, on a month to month basis commencing November 5, 2002. The agreement was for an initial five-year term, which is automatically renewable upon expiry of the five-year period on a year-to-year basis. Effective January 1, 2004, we extended the consulting agreement of Mr. Sargeant for an additional five years.
   (3) Mr. O'Neill was appointed as our Executive Vice-President, Chief Operations Officer, Secretary, Treasurer on December 31, 2003.
   (4) We paid management consulting fees to O'Neill Enterprises Inc., a private company controlled by Mr. O'Neill, our Executive Vice-President, COO, Secretary, Treasurer and director, for the management of day to day activities and operations of the company and our subsidiaries. Mr. O'Neill was compensated at the rate of $15,000 per month, on a month to month basis commencing November 5, 2002. The agreement was for an initial five-year term, which is automatically renewable upon expiry of the five-year period on a year-to-year basis. Effective January 1, 2004, we increased the consulting fees payable to Mr. O'Neill to $20,000 per month, and extended the term by five years.

STOCK OPTION GRANTS IN THE LAST FISCAL YEAR

The following table contains information regarding options granted during the year ended December 31, 2005 to EYI's Named Executive Officers.

                             OPTION/SAR GRANTS TABLE

                                                       % Total
                                                    Options/SARs
                                                     Granted to
                       No. of Securities          Employees in year
                           Underlying             ended December 31
                      Options/SARs Granted              2005              Exercise or Base Price
Name                          (#)                        (%)                   ($ per Share)       Expiration Date
---------------------------------------------------------------------------------------------------------------------
Jay Sargeant                 1,500,000                   20%                        0.06               02/09/07
President, Chief
Executive Officer
and Director

Dori O'Neill                 1,500,000                   20%                        0.06               02/09/07
Chief
Operations
Officer,
Secretary,
Treasurer
And Director

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following table contains information regarding options exercised in the year ended December 31, 2005, and the number of shares of common stock underlying options held as of December 31, 2005, by EYI's named Executive Officers.

                        AGGREGATED OPTIONS/SAR EXERCISES
                             IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTIONS/SAR VALUES

                                                                 Number of Securities
                                                                    Underlying                   Value of Unexercised
                                   Shares                        Unexercised Options/SARs      In-the-Money Options/SARs
                                   Acquired                         at FY-End                      at FY-End
                                     on         Value      --------------------------------------------------------------
                                  Exercise     Realized                (#)                            ($)
                                 ---------------------------------------------------------------------------------------
Name                                 (#)         ($)       Exercisable     Unexcersiable  Exercisable     Unexercsiable


Jay Sargeant                          --          --        2,299,750           --            --              --
President,
Chief Executive Officer and
Director

Dori O'Neill                                                2,500,000
Chief  Operations Officer,
Secretary,
Treasurer  and Director
                                      --          --            --              --            --              --

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about the beneficial ownership of our common stock as of March 31, 2006, by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group.

                         Name and Address                       Amount and Nature               Percentage
Title of Class           of Beneficial Owner                    of Beneficial Ownership         of Common Stock(1)
--------------           -------------------                    -----------------------         ------------------

Directors and Executive Officers

Common Stock             Jay Sargeant                           44,958,896                                   17.3%
                         3324 Military Avenue                   Direct and Indirect(2)
                         Los Angeles, California

Common Stock             Dori O'Neill                           12,363,361                                   4.75%
                         6520 Walker Avenue                     Direct and Indirect (3)
                         Burnaby, British Columbia
                         Canada

Common Stock             Rajesh Raniga                          700,000                                          *
                         13357-56 Avenue                        Direct and Indirect((4))
                         Burnaby, British Columbia
                         Canada

Common Stock             All Directors and Executive Officers   58,022,257                                   22.3%
                         as a Group (Four Persons)              Direct and Indirect

Holders of More than 5% of Our Common Stock

Common Stock             Jay Sargeant                           44,728,634                                   17.3%
                         3324 Military Avenue                   Direct and Indirect(2)
                         Los Angeles, California

Common Stock             Barry LaRose                           23,249,249                                      9%
                         20080 84th Avenue                      Indirect (5)
                         Langley, British Columbia
                         Canada

-------------
*        Represents less than 1%.
(1) Applicable percentage of ownership is based on 260,273,921 shares of common stock outstanding as of March 31, 2006 together with securities exercisable or convertible into shares of common stock within 60 days of December 14, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) The shares are held as follows: (i) 146,419 shares held by Mr. Jay Sargeant (ii) 50,000 shares are held by Northern Colorado, Inc., a company controlled by Mr. Sargeant; (iii) 42,462,727 shares are held by Viper Network Inc., a company controlled by Mr. Sargeant; (iv) 2,299,750 shares which may be acquired by Mr. Sargeant on exercise of incentive stock options within 60 days of March 31, 2006.
(3) The shares are held as follows: 2,454,500 shares of our common stock are held by Dori O'Neill directly, 7,308,861 shares are held by O'Neill Enterprises Inc., a company controlled by Mr. O'Neill and 2,500,000 shares may be acquired by Mr.O'Neill on exercise of incentive stock options within 60 days of March 31, 2006.
(4) Consists of 250,000 shares held directly by Mr. Raniga and 450,000 shares which may be acquired by Mr. Raniga on exercise of incentive stock options within 60 days of March 31, 2006.
(5) Barry Larose indirectly holds 23,249,249 shares which are currently held in trust.

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

          EQUITY COMPENSATION PLAN INFORMATION AS AT DECEMBER 31, 2005

---------------------------------- --------------------------- ------------------------- --------------------------------
Plan Category                       Number of securities to        Weighted-average      Number of securities remaining
                                                                                          available for issuance under
                                    be issued upon exercise       exercise price of         equity compensation plans
                                    of outstanding options,      outstanding options,         (excluding securities
                                      warrants and rights        warrants and rights        reflected in column (a))
                                              (a)                        (b)                           (c)
---------------------------------- --------------------------- ------------------------- --------------------------------
Equity Compensation Plans                     Nil                        N/A                           N/A
approved by security holders
---------------------------------- --------------------------- ------------------------- --------------------------------
                                           16,252,390                   $0.14                        211,000
Equity Compensation Plans not
approved by security holders
---------------------------------- --------------------------- ------------------------- --------------------------------
                                           16,252,390                   $0.14                        211,000
Total
---------------------------------- --------------------------- ------------------------- --------------------------------

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

The exact terms of the option granted are contained in an option agreement between us and the person to whom such option is granted. Eligible employees are not required to pay anything to receive options. The exercise price for incentive stock options must be no less than 70% of the fair market value of the common stock on the date of grant. The exercise price for nonqualified stock options is determined by the Administrator in its sole and complete discretion. An option holder may exercise options from time to time, subject to vesting. Options will vest immediately upon death or disability of a participant and upon certain change of control events.

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

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following parties has over the past two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

      o     Any of our directors or officers;
      o     Any person proposed as a nominee for election as a director;
      o Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
      o     Any of our promoters; and
      o Any relative or spouse of any of the foregoing persons who has the same house as such person.

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

On May 27, 2002, pursuant to a Declaration of Trust and the revised First Amendment to Trust Agreement dated December 23, 2003, 91,874,538 shares of our common stock were held by Jay Sargeant as trustee on behalf of certain beneficiaries. Of the 91,874,538 shares held pursuant to the trust, 26,397,436 of the shares were owned by Mr. Sargeant beneficially. The trust was unwound in March, 2006.

We have contracts with Nutri-Diem, Inc. that grant to us the exclusive license and right to market, sell and distribute in Canada and the United States and a non-exclusive right to market on the Internet certain products owned by Michel Grise Consultant, Inc., a Quebec corporation, which is controlled by Michel Grise. Mr. Grise is a director of our subsidiary EYI Nevada. To maintain the license and distribution rights granted by those contracts, we are obligated to purchase from Nutri-Diem, Inc. during that period commencing on June 1, 2003, and continuing through and including May 31, 2004, products totaling $1,530,000. Those contracts also specify that for the period from June 1, 2004 to May 31, 2005, we are required to purchase from Nutri-Diem, Inc. products totaling $3,825,000. Additionally, those contracts specify that for each year commencing on June 1, and ending on May 31 thereafter during the term of that agreement we are required to purchase products totaling $5,355,000. The provisions of those contracts specify that Nutri-Diem, Inc. will offer us the right to sell, market and distribute in those territories any new product developed by Nutri-Diem, Inc.

ITEM 13.          EXHIBITS.

(a)      Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:


 Exhibit Number   Description of Exhibit
 --------------   ----------------------
      3.1         Articles of Incorporation.(1)
      3.2         Certificate of Amendment to Articles of Incorporation dated December 29, 2003.(11)
      3.3         Certificate of Amendment to Articles of Incorporation dated December 31, 2003.(11)
      3.4         Bylaws.(1)
      3.5         Amended Bylaws. (12)
      3.6         Certificate of Amendment to Articles of Incorporation dated March 30, 2006
      10.1        Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and Flaming Gorge, Inc.(1)
      10.2        Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and O'Neill Enterprises, Inc.(1)
      10.3        First Amendment to Trust Agreement dated December 23, 2003, between Jay Sargeant and twelve named trust beneficiaries, revising the terms of the Declaration of Trust dated as of May
                  27, 2002, between Jay Sargeant and twelve named trust
                  beneficiaries.(5)
      10.4        Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, A Nevada corporation, and certain shareholders of EYI Industries, Inc., A Nevada corporation.(5)
      10.5        Stock Compensation Program(4)
      10.6        Consulting Agreement dated December 27, 2003 between Rajesh Raniga Inc. and Safe ID Corporation.(6)
      10.7        Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and O'Neill Enterprises Inc.(6)
      10.8        Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and Flaming Gorge, Inc. (6)
      10.9        Addendum to the Distribution and License Agreement between Essentially Yours Industries, Inc. and Nutri-Diem
                  Inc. dated April 30, 2004.(6)
     10.10        Letter Agreement dated May 4, 2004 between Eye Wonder, Inc. and EYI Industries, Inc.(6)
     10.11        Standby Equity Distribution Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell
                  Capital Partners, LP(6)
     10.12        Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital
                  Partners, LP(6)
     10.13        Escrow Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
     10.14        Placement Agent Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital
                  Partners, LP(6)
     10.15        Compensation Debenture, dated June 22, 2004(7)
     10.16        Securities Purchase Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital
                  Partners, LP(6)
     10.17        Investor Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell
                  Capital Partners, LP(6)
     10.18        Security Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners,
                  LP(6)
     10.10        Irrevocable Transfer Agent Instructions, dated June 22, 2004, by and among EYI Industries, Inc., Cornell
                  Capital Partners, LP and Corporate Stock Transfer(6)
     10.20        Escrow Agreement, dated June 22, 2004 by and among EYI Industries, Inc., Cornell Capital Partners, L.P. and
                  Butler Gonzalez, LLP(6)
     10.21        Form of Secured Convertible Debenture(6)
     10.22        Form of Warrant(7)
     10.23        Letter Agreement dated May 25, 2004 between EYI Industries, Inc. and Source Capital Group, Inc.(8)
     10.24        Lease Agreement dated May 1, 2003 among 468058 B.C. Ltd., 642706 B.C. Ltd., Essentially Yours Industries
                  Corp., and Essentially Yours Industries, Inc. (8)
     10.25        Amendment to Lease Agreement dated January 9, 2004 between Business Centers, LLC and Halo Distribution, LLC.
                  (8)
     10.26        Subsidy Agreement dated July 23, 2004 between Essentially Yours Industries, Inc. and Winslow Drive Corp. (8)

Exhibit Number     Description of Exhibit
 --------------   ----------------------

     10.27        Subsidy Agreement dated July 23, 2004 between Essentially Yours Industries, Inc. and Premier Wellness
                  Products. (8)
     10.28        Subsidy Agreement dated July 23, 2004 between Essentially Yours Industries, Inc. and Stancorp. (8)
     10.29        5% Secured Convertible Debenture dated September 24, 2004 between EYI Industries, Inc. and Cornell Capital
                  Partners, LP(8)
     10.30        5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. and Kent Chou(8)
     10.31        5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. Taib Bank, E.C.(8)
     10.32        Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Taib Bank, E.C. (8)
     10.33        Assignment Agreement dated September 27, 2004  between Cornell Capital Partners, LP and Kent Chou(8)
     10.34        Joint Venture Agreement dated May 28, 2004 between EYI Industries, Inc.,  World Wide Buyer's Club Inc. and
                  Supra Group, Inc.(9)
     10.35        Indenture of Lease Agreement dated January 3, 2005 between Golden Plaza Company Ltd., 681563 B.C. Ltd., and
                  642706 B.C. Ltd.(10)
     10.36        Consulting Services Agreement dated March 5, 2004 between EYI Industries, Inc. and EQUIS Capital Corp.(13)
     10.37        Letter dated May 25, 2004 between Source Capital Group, Inc. and EYI Industries, Inc.(14)
     10.38        Consulting Agreement dated April 1, 2004 between EYI Industries, Inc. and Daniel Matos(14)
     10.39        Loan Agreement between Janet Carpenter and EYI Industries, Inc.,  dated February 10, 2005(15)
     10.40        Promissory Note dated February 10, 2005 between Janet Carpenter and EYI Industries(15)
     10.41        Bonus Share Agreement between Janet Carpenter and EYI Industries, Inc. dated February 14, 2005(15)
     10.42        Pledge and Escrow Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP and David Gonzalez. (15)
     10.43        Guaranty Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP(15)
     10.44        Secured Promissory Note dated February 24, 2005 between EYI Industries, Inc. and Cornell Capital Partners,
                  LP(15)
     10.45        Agreement dated April 22, 2005 between Essentially Yours Industries Inc. and Source 1 Fulfillment(15)
     10.46        Reseller Agreement dated May 11, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal
                  Technology, Inc. (16)
     10.47        Termination Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
     10.48        Standby Equity Distribution Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital
                  Partners, LP(17)
     10.49        Registration Rights Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners,
                  LP(17)
     10.50        Escrow Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
     10.51        Placement Agent Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
     10.52        Consulting Agreement dated June 1, 2005 between EYI Industries, Inc. and Eliza Fung(18)
     10.53        Addendum to the Reseller Agreement dated June 1, 2005 between Essentially Yours Industries Inc. and Metals &
                  Arsenic Removal Technology, Inc. (18)
     10.54        Non-Circumvention and Non-Disclosure Agreement dated July 14, 2005 between Essentially Yours Industries Inc.
                  and Metals & Arsenic Removal Technology, Inc. (18)
     10.55        Promissory Note dated August 1, 2005 between EYI Industries Inc. and Cornell capital Partners, LP(18)
     10.56        Investor Relations Agreement dated July 28, 2005 between EYI Industries, Inc. and Agora Investor Relations
                  Corp. (18)
     10.57        China Agency Agreement entered into with Guanghzhou Zhongdian Enterprises (Group) Co. Ltd.  and China
                  Electronics Import and Export South China Corporation. Dated September 15, 2005(19)
     10.58        Logistics Management Agreement dated September 1, 2005 between Essentially Yours Industries (Hong Kong)
                  Limited and All In One Global Logistics Ltd. (20)
     10.59        Contract for Legal Services dated September 1, 2005 between EYI Industries Inc. and M. Ali Lakhani Law
                  Corporation(21)
     10.60        Amended Investor Relations Agreement dated October 5, 2005 between EYI Industries, Inc. and Agora Investor
                  Relations Corp. (22)
     10.61        Settlement Agreement dated December 21, 2005 between EYI Industries, Inc., Halo Distribution, LLC and
                  Business Centers, LLC
     10.62        Global Consulting Group Agreement dated January 19, 2006 entered into with Global Consulting Group Inc. and
                  EYI Industries Inc.

Exhibit Number     Description of Exhibit
 --------------   ----------------------

     10.63        Consulting Agreement dated January 27, 2006 entered into with Lou Prescott and Essentially Yours Industries,
                  Inc.
      14.1        Code of Ethics (5)
      21.1        List of Subsidiaries
      23.1        Consent of Williams & Webster, P.S.
      31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002
      32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002

Notes

(1) Filed as an exhibit to the registration statement on Form 10-SB/A of Safe ID Corporation, filed with the SEC on September 21, 2000.
(2) Filed as an exhibit to the registration statement on Form SB-2 of Essentially Yours Industries, Inc., filed with the SEC on November 12, 2002.
(3) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 8, 2004.
(4) Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on March 30, 2004.
(5) Filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004.
(6) Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2004, filed with the SEC on May 24, 2004.
(7) Filed as an exhibit to our registration statement on Form SB-2, filed with the SEC on September 17, 2004.
(8) Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.
(9) Filed as an exhibit to our Amendment No. 1 to our registration statement on Form SB-2 on December 23, 2004.
(10) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 12, 2005.
(11) Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.
(12) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 10, 2005.
(13) Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended March 31, 2004, filed with the SEC on December 15, 2004.
(14) Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended June 30, 2004, filed with the SEC on December 15, 2004.
(15) Filed as an exhibit to our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the SEC on April 18, 2005.
(16) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 17, 2005.
(17) Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2005, filed with the SEC on May 20, 2005
(18) Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended June 30, 2005, filed with the SEC on August 19, 2005
(19) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 27, 2005
(20) Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005
(21) Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005
(22) Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the Corporation's annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

------------------------- ------------------------------------ ---------------------------------------

                               Year End December 31, 2005           Year Ended December 31, 2004
------------------------- ------------------------------------ ---------------------------------------

Audit Related Fees                      $56,664                               $106,500
------------------------- ------------------------------------ ---------------------------------------

Tax Fees                                $5,823                                   $0
------------------------- ------------------------------------ ---------------------------------------

All Other Fees                          $1,899                                   $0
------------------------- ------------------------------------ ---------------------------------------

Total                                   $64,386                               $106,500
------------------------- ------------------------------------ ---------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYI INDUSTRIES, INC.

By:      /s/ signed
         ----------------------------------------
         JAY SARGEANT
         President, Chief Executive Officer
         (Principal Executive Officer)
         Director

         Date:  March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ signed
         ----------------------------------------
         JAY SARGEANT
         President, Chief Executive Officer
         (Principal Executive Officer)
         Director

         Date:  March 31, 2006

By:      /s/ signed
         ----------------------------------------
         RAJESH RANIGA
         Chief Financial Officer
         (Principal Accounting Officer)

         Date:  March 31, 2006

By:      /s/ signed
         ----------------------------------------
         DORI O'NEILL
         Executive Vice-President, Secretary, Treasurer,
         Chief Operations Officer
         Director

         Date:  March 31, 2006