Form 10QSB
period 2006-03-31
EYI INDUSTRIES INC.
filed 2006-05-16
CIK 1104120

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the quarterly period ended March 31, 2006

       |_| Transition Report under Section 13 or 15(d) of the Exchange Act

             For the transition period from __________ to __________

                        Commission File Number: 000-29803

                              EYI INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                                   88-0407078
                 ------                                   ----------
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

           7865 Edmonds Street
           Burnaby, BC CANADA                               V3N 1B9
           ------------------                               -------
(Address of principal executive offices)                  (Zip Code)

       Issuer's telephone number:                       (604) 759-5031
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


                                                                  Yes |_| No |X|


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 260,273,921 shares of common stock issued and outstanding as of May 15, 2006. Transitional Small Business
Disclosure Format (check one):                                    Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

As used in this quarterly report, the terms "we", "us", "our", "EYI" and "our company" mean EYI Industries, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

EYI INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                March 31, 2006         December 31,
                                                                                 (Unaudited)               2005
                                                                                --------------         ------------
ASSETS
   CURRENT ASSETS

       Cash                                                                     $    190,837           $     25,639
       Accounts receivable, net of allowance                                          94,119                 48,783
       Prepaid expenses                                                               18,485                 12,387
       Inventory                                                                     279,225                295,248
                                                                                ------------           ------------
                  TOTAL CURRENT ASSETS                                               582,666                382,057
                                                                                ------------           ------------
   OTHER ASSETS
               Property, plant and equipment, net                                     63,720                 49,671
               Deposits                                                               62,336                 67,603
                                                                                ------------           ------------
                  TOTAL OTHER ASSETS                                                 126,056                117,274
                                                                                ------------           ------------
   INTANGIBLE ASSETS                                                                  14,487                 15,044
                                                                                ------------           ------------
   TOTAL ASSETS                                                                 $    723,209           $    514,375
                                                                                ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   CURRENT LIABILITIES
               Accounts payable and accrued liabilities                         $  1,427,120           $  1,929,049
               Accounts payable - related parties                                    643,622                328,038
               Notes payable - related party                                          90,000                 90,000
                                                                                ------------           ------------
                  TOTAL CURRENT LIABILITIES                                        2,160,742              2,347,087
                                                                                ------------           ------------
               Net liabilities from discontinued operations                          375,344                375,344
   MINORITY INTEREST IN SUBSIDIARY                                                   244,636                262,057
                                                                                ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
               Preferred stock, $0.001 par value;
               10,000,000 shares authorized, no shares
               issued and outstanding                                                     --                     --
               Common stock, $0.001 par value; 1,000,000,000 shares
               authorized, 260,273,922 and 217,600,875 shares
               issued and outstanding, respectively                                  260,273                217,600
               Additional paid-in capital                                          7,397,617              6,155,518
               Stock options and warrants                                          2,702,734              2,698,984
               Subscription receivable                                              (195,000)              (195,000)
               Accumulated deficit                                               (12,223,137)           (11,347,215)
                                                                                ------------           ------------
                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (2,057,513)            (2,470,113)
                                                                                ------------           ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
            (DEFICIT)                                                           $    723,209           $    514,375
                                                                                ============           ============

            The accompanying condensed notes are an integral part of
                           these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                        Three Months Ended          Three  Months Ended
                                                          March 31, 2006               March 31, 2005
                                                            (Unaudited)                 (Unaudited)
                                                           -------------               -------------
REVENUE, NET OF RETURNS AND ALLOWANCES                     $   1,108,759               $   1,313,768
COST OF GOODS SOLD                                               287,952                     251,148
                                                           -------------               -------------
GROSS PROFIT BEFORE COMMISSION EXPENSE                           820,807                   1,062,620
COMMISSION EXPENSE                                               385,443                     471,605
                                                           -------------               -------------
GROSS PROFIT AFTER COST OF GOODS SOLD AND
  COMMISSION EXPENSE                                             435,364                     591,015
                                                           -------------               -------------
OPERATING EXPENSES
       Consulting fees                                           259,736                     237,962
       Legal and professional fees                                74,482                      69,125
       Customer service                                           40,416                      86,534
       Finance and administration                                499,973                     208,080
       Sales and marketing                                        78,624                       3,718
       Telecommunications                                         30,660                     119,162
       Wages and benefits                                        277,571                     406,627
       Warehouse expense                                          62,898                     105,900
                                                           -------------               -------------
           TOTAL OPERATING EXPENSES                            1,324,360                   1,237,108
                                                           -------------               -------------
LOSS FROM OPERATIONS                                            (888,996)                   (646,093)
                                                           -------------               -------------
OTHER INCOME (EXPENSES)
       Interest and other income                                  (8,565)                      3,149
       Interest expense                                             (450)                    (20,136)
       Foreign currency gain (discount)                            4,669                    (136,296)
                                                           -------------               -------------
           TOTAL OTHER INCOME (EXPENSES)                          (4,346)                   (153,283)
                                                           -------------               -------------
NET LOSS BEFORE TAXES                                           (893,342)                   (799,376)
PROVISION FOR INCOME TAXES                                            --                          --
                                                           -------------               -------------
NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST                 (893,342)                   (799,376)
ALLOCATION OF LOSS TO MINORITY INTEREST                           17,420                      15,588
                                                           -------------               -------------
NET LOSS                                                   $    (875,922)              $    (783,788)
                                                           =============               =============
BASIC AND DILUTED
       NET LOSS  PER COMMON SHARE                          $         nil              $          nil
                                                           =============               =============
WEIGHTED AVERAGE NUMBER OF
       COMMON STOCK SHARES OUTSTANDING
       FOR BASIC AND DILUTED CALCULATION                     250,936,751                 164,653,292
                                                           =============               =============

            The accompanying condensed notes are an integral part of
                           these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                  Common Stock
                           -------------------------     Additional
                            Number of                      Paid-in      Subscription      Option/        Retained
                             Shares         Amount         Capital       Receivable      Warrants        Earnings          Total
                             ------         ------         -------       ----------      --------        --------          -----
Balance December 31,
2004                       162,753,292   $    162,753   $  3,048,606    $   (15,000)   $  2,563,044    $ (7,085,205)   $ (1,325,802)

Stock issued at $0.06
per Share for
promissory  note  for
exercise of options          3,000,000          3,000        177,000       (180,000)             --              --              --

Vested stock options
issued for consulting
at an average price of
$0.07 per share                     --             --             --             --          35,250              --          35,250

Vested stock options
issued for employee
compensation at an
average price of $0.07
per share                           --             --             --             --         133,750              --         133,750

Stock issued to
employee for financing
guaranty & pledge
valued at $0.05 per
share                          800,000            800         39,200             --              --              --          40,000

Consultant-options
exercised                      250,000            250         14,750             --          (5,000)             --          10,000

Gladys Sargeant 506
Subscription Agreement       1,000,000          1,000          4,000             --          15,000              --          20,000

Vested stock option
issued for consulting
at an average price of
$0.03 per share                     --             --             --             --          62,250              --          62,250

Cancelled stock options
issued for compensation
and consulting at an
average price of $0.08
per option                          --             --        425,300             --        (425,300)             --              --

Cancelled stock options
issued for compensation
at $0.20                            --             --          2,400             --          (2,400)             --              --

Stock issued to TAIB
Bank to retire $75,000
of $300,000 debenture        2,027,027          2,027         72,973             --              --              --          75,000

Stock issued to TAIB
Bank to retire $170,000
of $300,000 debenture
plus interest of $10,830     4,487,096          4,487        176,343             --              --              --         180,830

Stock issued to TAIB
Bank to retire $5,000
debenture plus interest
of $14,245                     375,146            375         18,870             --              --              --          19,245

Stock issued to Agora
as part of contract            250,000            250         12,250             --              --              --          12,500

Stock issued to
Consultant as part of
contract                       500,000            500         34,500             --              --              --          35,000

Stock issued for
exercise of options at
$0.08 per share                100,000            100          7,900             --              --              --           8,000

Stock issued to Cornell
to retire  prom note        22,789,581         22,789      1,008,099             --              --              --       1,030,888

Vested stock options
issued for consulting
at an average price of
$0.20 per share                     --             --             --             --          33,500              --          33,500

Vested stock options
issued for employee and
management compensation
at an average price of
$0.20 per share                     --             --             --             --          27,840              --          27,840

Stock issued to Cornell
in exchange for
$700,000 pursuant to
SEDA                        19,268,733         19,269        680,731             --              --              --         700,000

Cancelled stock options
issued for compensation             --             --         10,500             --         (10,500)             --              --

Vested stock options
for consulting at an
average price of $0.20
per share                           --             --             --             --         271,550              --         271,550

Beneficial conversion
of convertible debt                 --             --        422,096             --              --              --         422,096

Net loss for period
ended December 31, 2005             --             --             --             --              --      (4,262,010)     (4,262,010)

Balance, December 31,
2005                       217,600,875   $    217,600   $  6,155,518    $  (195,000)   $  2,698,984     (11,347,215)   $ (2,470,113)

Vested stock options
issued for consulting
at an average price of
$0.20 per share                     --             --             --             --           3,750              --           3,750

Stock issued to Cornell
in exchange for
$1,084,565 pursuant to
the SEDA                    42,941,686         42,942      1,041,623             --              --              --       1,084,565

Shares returned to
treasury                      (268,639)          (269)           269             --              --              --              --

Beneficial conversion
of convertible debt                --              --        200,207             --              --              --         200,207

Net loss for period
ended March 31, 2006               --              --             --             --              --        (875,922)       (875,922)

Balance March 31, 2006
(Unaudited)               260,273,922    $    260,273   $  7,397,617    $   (195,000)  $  2,702,734    $(12,223,137)   $ (2,057,513)


            The accompanying condensed notes are an integral part of
                           these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                      Three Months Ended
                                                                               March 31,              March 31,
                                                                                 2006                   2005
                                                                              (Unaudited)            (Unaudited)
                                                                              -----------            -----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
         Net loss                                                             $  (875,922)           $  (783,788)
         Loss allocated to minority interest                                       17,420                 15,588
                                                                                 (893,342)              (799,376)

         Adjustments to reconcile net loss
                  to net cash used by operating activities:
                  Depreciation and amortization                                     4,648                 16,949
                  Stock and warrants issued for employee
                      compensation and consulting                                   3,750                169,000
                  Stock issued for deferred financing costs                            --                 40,000
                  Discount recognized on convertible debt                              --                 38,162
                  Beneficial conversion of convertible debt                       200,207                     --

                  Decrease (increase) in:
                           Related party receivables                                   --                  4,996
                           Accounts receivable                                    (45,336)               (16,634)
                           Prepaid expenses                                        (6,098)                33,123
                           Inventory                                               16,023                 44,570
                           Deposits                                                 5,266                 24,361
                 Increase (decrease) in:
                           Accounts payable and accrued
                           liabilities                                           (501,929)               180,138
                           Accounts payable - related parties                     315,584                101,327
                           Customer deposits                                           --                  6,165
                           Net cash used by operating activities                 (901,226)              (157,219)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
         Decrease (increase) in restricted cash                                        --                   (122)
         Decrease (increase) in property, plant, and equipment                    (18,140)               (11,551)
         Net cash provided by investing activities                                (18,140)               (11,673)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
         Net change in bank indebtedness                                               --                (58,676)
         Proceeds from Cornell SEDA                                             1,084,565                     --
         Proceeds from Cornell Promissory Note                                         --                200,000
         Net cash provided by financing activities                              1,084,565                141,324

Net increase in cash and cash equivalents                                         165,198                (27,568)

CASH - Beginning of Year                                                           25,639                 33,018

CASH - End of Period                                                          $   190,837            $     5,450

SUPPLEMENTAL CASH FLOW DISCLOSURES:
         Interest  expense paid                                               $       450            $    20,136
         Income taxes paid                                                    $        --            $        --

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
         Beneficial conversion of convertible debt                            $   200,207            $        --
         Stock options vested for employee compensation
            and consulting                                                    $     3,750            $   169,000
         Stock issued for financing guaranty & pledge                         $        --            $    40,000
         Discount recognized on convertible debt                              $        --            $    38,162


            The accompanying condensed notes are an integral part of
                          these financial statements.

EYI INDUSTRIES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
--------------------------------------------------------------------------------

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

The principal business of the Company is the marketing of health and wellness care products. The Company sells its products primarily through network marketing distributors, which in turn sell the products to the end customers. The Company also sells product directly and through affiliates. The Company maintains its principal business office in Burnaby, British Columbia. Effective for the period ended December 31, 2003, the Company elected to change its year-end from June 30 to December 31.

The Company has six wholly owned subsidiaries. The first subsidiary is Halo Distribution LLC (hereinafter "Halo"), which was organized on January 15, 1999 in the State of Kentucky. Halo was the distribution center for the Company's product, in addition to other products, until April 30, 2005 at which time the Company made the decision to discontinue its operations. Halo was dissolved on November 1, 2005. The second subsidiary is RGM International Inc., which was incorporated on July 3, 1997, in the State of Nevada. RGM International Inc. is a dormant investment company which owns one percent of Halo. The third subsidiary is Essentially Yours Industries (Canada) Inc. (hereinafter "EYI Canada"), which was incorporated on September 13, 2002 under the Canada Business Corporations Act. EYI Canada markets health and wellness care products for use in Canada. The fourth subsidiary is 642706 B.C. Ltd., doing business as EYI Management, which was organized on February 22, 2002 in the province of British Columbia, Canada. EYI Management provides accounting, customer service and marketing services to the consolidated entity. The fifth subsidiary is Essentially Yours Industries (Hong Kong) Limited ("EYI HK"). EYI HK was organized on August 23, 2005 in Hong Kong. EYI HK markets health and wellness care products for use in Hong Kong and China. The sixth subsidiary is Essentially Yours Industries (International) Limited ("EYI INTL"). EYI INTL was organized on December 6, 2005 to facilitate our expansion throughout other Southeast Asian countries.

In addition, the Company owns approximately 98% of Essentially Yours Industries, Inc. ("EYII"), incorporated on June 21, 2002 in the State of Nevada. EYII markets health and wellness care products for use in USA. The Company also owns 51% of World Wide Buyers' Club Inc. ("WWBC"), a Nevada corporation, which was organized by a joint venture agreement effective May 6, 2004.

Basis of Presentation

The accompanying interim condensed financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2005. In the opinion of management, all required adjustments which consist of normal re-occurring accruals have been made to the financial statements.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements. Accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

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

Revenue Recognition

The Company is in the business of selling nutritional products in three categories: dietary supplements, personal care products, and water filtration systems. Sales of personal care products and water filtration systems represent less than 5% of the overall revenue and therefore are not classified separately in the financial statements. The Company recognized revenue from product sales when the products are shipped and title passes to the customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted to $39,990 and $41,096 for the three months ended March 31, 2006 and March 31, 2005 respectively.

Stock Options and Warrants Granted to Employees and Non-Employees

Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital of approximately $1,578,000 and an accumulated deficit at March 31, 2006. The Company also has limited cash resources and a history of recurring losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 - ACCOUNTS RECEIVABLE AND CREDIT RISK

Accounts receivable at March 31, 2006 and December 31, 2005 consist primarily of amounts due from direct retail clients of EYI.

NOTE 4 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight line method over three to seven years.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of rights, title, and interest in and to the contracts with the Company's independent business associates, as well as the rights and licenses to trademarks and formula for the Company's primary products. These rights and licenses were obtained from the Company's former parent, pursuant to a transfer agreement, as well as from the Company's primary shareholder.

Trademarks and Formulas

Costs relating to the purchase of trademarks and formulas were capitalized and amortized using the straight-line method over ten years, representing the estimated life of the assets.

NOTE 6 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. As of March 31, 2006 and December 31, 2005 the Company has not issued any preferred stock.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Between January 1, 2006 and March 31, 2006, the Company issued 42,941,686 shares to Cornell Capital in exchange for $1,084,565.

On February 6, 2006 the Jay Sargeant Trust was dissolved and the related shares were disbursed to the beneficiaries. In connection with this transaction, 268,639 common shares were returned to treasury at par value.

NOTE 7 - COMMON STOCK OPTIONS AND WARRANTS

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the stock options and warrants for the period ended December 31, 2005: estimated risk-free interest rate of 4%; no dividends to be paid; estimated volatility of 144% and term of two years.

Stock Options

During the period ending December 31, 2004, the Company's board of directors approved the Stock Compensation Program to allow up to 25,000,000 shares of stock to be issued under the program. This plan enables the Company to grant stock options to directors, officers, employees and eligible consultants of the Company. There was no Company stock option plan in effect prior to 2004.

During the period ended March 31, 2006, the Company recognized an expense to consulting of $3,750 for all vested options.

Following is a summary of the status of the stock options during the three months:

                                                                      Weighted
                                                                      Average
                                                      Number of       Exercise
                                                       Shares          Price
                                                      ----------     ----------
Outstanding at December 31, 2005                      16,252,390     $     0.14
Granted                                                       --             --
Exercised                                                     --             --
Forfeited                                                     --             --
                                                      ----------     ----------
Options outstanding at March 31, 2006                 16,252,390     $     0.14
                                                      ==========     ==========
Options exercisable at March 31, 2006                 15,862,390     $     0.15
                                                      ==========     ==========
Weighted average fair value of options granted                       $       --
                                                                     ==========

Summarized information about stock options outstanding and exercisable at March 31, 2006 is as follows:


                                            Options Outstanding
                                            -----------------------------------------------------------------
              Exercise                                           Weighted Ave.          Weighted Ave.
              Price                         Number               Remaining              Exercise
              Range                         of Shares            Life                   Price
              ----------------------------- -------------------- ---------------------- ---------------------
              $0.02 - $0.26                 16,252,390           0.61                   $           0.14


                                            Options Exercisable
                                            ------------------------------------------- ---------------------
              Exercise                                           Weighted Ave.          Weighted Ave.
              Price                         Number               Remaining              Exercise
              Range                         of Shares            Life                   Price
              ----------------------------- -------------------- ---------------------- ---------------------
              $0.03 - $0.26                      15,862,390      0.59                   $           0.15


Summarized information about unvested but granted stock options outstanding at December 31, 2005 is as follows:


                                            Unvested Granted Options Outstanding
                                            -----------------------------------------------------------------
              Exercise                                           Weighted Ave.          Weighted Ave.
              Price                         Number               Remaining              Exercise
              Range                         of Shares            Life                   Price
              ----------------------------- -------------------- ---------------------- ---------------------
              $0.02 - $0.10                 390,000              1.35                   $           0.07



                                 Number of             Weighted Average             Average Exercise Price
                                 Warrants              Remaining Life
                                 ------------------    --------------------------   -----------------------
       Outstanding and
          exercisable            11,516,621            3.50                         $0.21

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Pursuant to the agreement, the Company is required to purchase a minimum amount of $6,035,000 of product in each of the remaining years.

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

As of the date of these financial statements, the purchase requirements have not been made. The period for which the Licensor could request payment per the penalty clause has expired for the year and therefore we have not made any accrual to the Financial Statements. As well, we continue to purchase Nutri Diem products.

Lease Payments

The Company has operating lease commitments for its premises, office equipment and an automobile. The minimum annual lease commitments are as follows:


Year ended December 31,                Minimum Amount
-----------------------                --------------
2006                                   $218,469
2007                                   163,285
2008                                   141,841
2009                                   147,013
2010 and thereafter                    309,544

Regulatory Risks and Claims

The Company's products are subject to regulation by a number of federal and state entities, as well as those of foreign countries in which the Company's products are sold. These regulatory entities may prohibit or restrict the sale, distribution, or advertising of the Company's products for legal, health or safety related reasons. In addition to the potential risk of adverse regulatory actions, the Company is subject to the risk of potential product liability claims.

Standby Equity Distribution Agreement

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

NOTE 9  - DISCONTINUED OPERATIONS

During the period ended December 31, 2005, the Company elected to discontinue the operations of Halo Distribution LLC (hereinafter "Halo"), a subsidiary of the Company. The Company's balance sheet reports net liabilities from discontinued operations of $375,344 as at March 31, 2006 and December 31, 2005.

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

NOTE 10 - RELATED PARTY NOTE PAYABLE

The Company issued two promissory notes for a total of $90,000 in December 2003. The notes are unsecured, non-interest bearing and are payable upon demand.

NOTE 11 - CONCENTRATIONS

Bank Accounts

The Company maintains its cash accounts in one commercial bank. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States. The Company also maintains funds in commercial banks in Vancouver, British Columbia, in which funds in U.S. dollars are not insured or in Hong Kong where none of the funds are insured. At March 31, 2006 and December 31, 2005, a total of $59,016 and $56,088 respectively, was not insured.

Economic Dependence

During the year, the Company purchased approximately 90% of its products for resale from one company, Nutri-Diem Inc., which is the sole supplier of the Company's flagship product Calorad. Pursuant to a purchase agreement, the Company is subject to minimum purchases per annum. (See Note 8.)

NOTE 12 - RELATED PARTY TRANSACTIONS

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

Accounts payable to related parties represents amounts due to the President and Chief Executive Officer and to the Chief Operations Officer for services preformed during the last year, as well as to other related parties and the company with which they have a signed management agreement. These payables are non-interest bearing and non-collateralized.

The Company purchases approximately 90% of its products for resale from one company, Nutri-Diem Inc., which is owned in part by a director of the Company.

NOTE 13 - SUBSEQUENT EVENTS

On April 3, 2006 we signed a Termination Agreement with Cornell Capital Partners, L.P for the purpose of terminating our Standby Equity Distribution Agreement, Registration Rights Agreement and Escrow Agreement all of which are dated as of May 13, 2005.

On April 24, 2006 the Company entered into a Securities Purchase Agreement with the Cornell, TAIB Bank, and Certain Wealth (collectively the "Buyers" and together with the Company, the "Parties"). Pursuant to the Securities Purchase Agreement, the Company shall sell to the Buyers, and the Buyers shall purchase from the Company, convertible debentures in the aggregate principal amount of Four Million Five Hundred Thousand Dollars ($4,500,000), plus accrued interest, which are convertible into shares of the Company's common stock, par value $0.001 per, at the Buyers discretion. Of this aggregate amount, (a) One Million Five Hundred Thousand Dollars ($1,500,000) was funded on April 28, 2006, (b) One Million Five Hundred Thousand Dollars ($1,500,000) shall be funded two (2) business days prior to the date a registration statement ("Registration Statement") is filed with the U.S. Securities and Exchange Commission ("SEC") and (c) One Million Five Hundred Thousand Dollars ($1,500,000) shall be funded two (2) business days prior to the date that such Registration Statement is declared effective by the SEC. The Debentures mature on April 24, 2009, accrue interest at an annual rate of ten percent (10%) and shall be convertible into shares of the Company's common stock at the option of the holder, in whole or in part at any time and from time to time, at a conversion price equal to (a) $0.06 or (b) eighty percent (80%) of the lowest Volume Weighted Average Price of the Company's common stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP.

The Company also executed a registration rights agreement pursuant to which the Company agreed to provide certain registration rights to the Investors. The Parties have also executed a Security Agreement, pursuant to which the Company has agreed to provide to the Buyers, a security interest in Pledged Collateral to secure the Company's obligations under the Debentures, the Securities Purchase Agreement, the Investor Registration Rights Agreement, the Irrevocable Transfer Agent Instructions, the Security Agreement, or any other obligations of the Company to the Buyer.

On April 24, 2006 the Company issued to Cornell pursuant to the above mentioned debentures, seventeen (17) warrants to purchase up to an aggregate 124,062,678 shares of the Company's common stock at $0.02 and $0.40 per share. Each Warrant has "piggy back" registration rights and shall expire five (5) years from the date of issuance, on or about April 24, 2011.

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

On an ongoing basis we review our product line for duplication and sales trends and make adjustments accordingly. As of March 31, 2006, our product line consisted of: (i) 18 dietary supplement products; (ii) 7 personal care products consisting primarily of cosmetic and skin care products and (iii) 2 water filtration systems. Our products are primarily manufactured by Nutri-Diem, Inc., a related party, and sold by us under a license and distribution agreement with Nutri-Diem. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us. Our products are sold to our IBAs located in the United States, Canada and Asia.

We believe that our network marketing system is suited to marketing dietary supplements, personal care products and water filtration systems, because sales of such products are strengthened by ongoing personal contact between IBAs and their customers. We also believe that our network marketing system appeals to a broad cross-section of people, particularly those looking to supplement family income or who are seeking part-time work. IBAs are given the opportunity, through our sponsored events and training sessions, to network with other distributors, develop selling skills and establish personal goals. We supplement monetary incentives with other forms of recognition, in order to motivate IBAs.

Recent Corporate Developments

We experienced the following significant developments through the date of this filing and during fiscal 2006:

o On April 24, 2006 we entered a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell") pursuant to which we entered into the following agreements: an Investor Registration Rights Agreement, Irrevocable Transfer Agent Instructions and a Security Agreement. Pursuant to the terms of the Share Purchase Agreement, we may sell convertible debentures to Cornell in the amount of $4,500,000 plus accrued interest which are convertible into shares of our common stock. Of this amount $1,500,000 must be paid five days after April 24, 2006, $1,500,000 must be paid two (2) business days prior to the date a registration statement is filed with the SEC and $1,500,000 shall be paid two (2) business days prior to the date that such registration statement is declared effective by the SEC. We received proceeds of $1,305,000 (net of fees associated with the issuance of the convertible debentures) on April 27, 2006 in connection with the issuance of $1,500,000 of convertible debentures in the following amounts: $750,000 to Cornell, $416,667 to Taib Bank, B.S.C., and $333,333 to Certain Wealth, Ltd. pursuant to the terms of the Securities Purchase Agreement.

o     Pursuant  to the  terms  of the  Securities  Purchase  Agreement  and  the issuance of our convertible debentures, on April 24, 2006 we issued to Cornell seventeen warrants to purchase up to an aggregate 124,062,678 shares of our common stock at the discretion of Cornell (collectively, the "Warrants") each for good and valuable consideration. Cornell is entitled to purchase from us: (1) 10,416,650 shares of our common stock at $0.02 per share, (2) 13,888,866 shares of our common stock at $0.03 per share,
      (3) 10,416,650 shares of our common stock at $0.04 per share, (4) 8,333,320 shares of our common stock at $0.05 per share, (5) 6,944,433 shares of our common stock at $0.06 per share, (6) 5,952,371 shares of our common stock at $0.07 per share, (7) 11,250,000 shares of our common stock at $0.08 per share, (8) 10,000,000 shares of our common stock at $0.09 per share, (9) 19,000,000 shares of our common stock at $0.10 per share, (10) 8,181,818 shares of our common stock at $0.11 per share, (11) 7,500,000 shares of our common stock at $0.12 per share, (12) 3,333,333 shares of our common stock at $0.15 per share, (13) 2,500,000 shares of our common stock at $0.20 per share, (14) 2,000,000 shares of our common stock at $0.25 per share, (15) 1,666,666 shares of our common stock at $0.30 per share, (16) 1,428,571 shares of our common stock at $0.35 per share and
      (17) 1,250,000 shares of our common stock at $0.40 per share upon surrender of the Warrants (or as subsequently adjusted pursuant to the terms of each Warrant) . Each Warrant has "piggy back" registration rights and shall expire five (5) years from the date of issuance, on or about April 24, 2011..

o On April 6, 2006 Essentially Yours Industries (International) Limited ("EYIINT"), our wholly owned subsidiary, signed a Letter of Intent and Good Faith Commitment ("LOI") with Raul Bautista and Rommel Panganiban to act as managing partners and distributors for the Philippines. The LOI is subject to the entry into a definitive agreement between the parties on or before July 1, 2006.

o On April 3, 2006 we signed a termination agreement ("Termination Agreement") with Cornell terminating our Standby Equity Distribution Agreement, Registration Rights Agreement and Escrow Agreement previously entered into with Cornell on May 13, 2005.

o On March 14, 2006 we entered into an agreement with Porter Public Relations, Inc. ("Porter") pursuant to which Porter will provide us with certain public relations services to promote the launch of the Code Blue water filtration system and the Longevity Series consisting of Calorad(R), Prosoteine(R) and Calorad(R) Cream. In consideration of which we agreed to pay Porter a fee of $5,000 per month for up to 40 hours per month. The agreement is on a month to month term.

o On February 6, 2006 the Jay Sargeant Trust was dissolved and the related shares were disbursed to the beneficiaries. In connection with this transaction, 268,639 common shares were returned to treasury at par value.

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

o On January 19, 2006, we entered into an agreement with Global Consulting Group Inc. ("Global") on a month to month basis. Global provided investor relations services and created investor awareness for a fee of $15,000.00 USD per month. This agreement was terminated on April 17, 2006.

2006 Growth Strategy

New Product Introduction. During 2005, we introduced our new product, Code Blue(TM). The initial shipment of Code Blue Filters did not meet EYI product specifications. However, in January of 2006, we received a revised version of the Code Blue filter called the G-4 which we believe, meets our product specifications.

We intend to aggressively promote Code Blue systems through a year long promotional tour campaign ("North American Tour" or "Tour"). Our intent is to host approximately 120 regional training meetings with audiences of up to 100 people and 30 larger conferences in targeted cities where we can train and market to larger audiences of 150 to 300. We have selected cities to host these events where we believe there is a greater interest in the product and a concentration of our active IBAs. We intend to use a group of 5 to 6 veteran IBA's to act as our Regional Trainers and to work in concert with our management team to promote, coordinate, and host these events. We anticipate that the total cost of the North American Tour campaign will be approximately $240,000. We anticipate an offset to this cost by way of sales that occur at these events and through ongoing residual sales generated by the new IBAs enrolled in our system as a result of this Tour.

International Expansion. We opened our Hong Kong office in September 2005. The office is intended to be used to service distributors and provide a product pick up depot for Code Blue(TM), Calorad(R), Prosoteine(R), Agrisept-L(R) and
Definition(R) drops and cream, and the newest EYI product, Calorad Cream. The new office will also play a role in supporting the sales, distribution and logistics of the CEIEC agency agreement.

In January 2006, we relocated our Executive Vice President and COO, Dori O'Neill to Hong Kong for six months after which, Mr. O'Neill will continue his work in Asia from his office in Burnaby, BC and through periodic trips to Asia. Mr. O'Neill is expected to play a key role in our Asian market initiative. His initial focus will be to introduce and train our unified global binary program to new Asian IBAs. In addition, Mr. O'Neill will also focus on researching and reviewing other locations and markets for expansion.

In April 2006, our subsidiary, Essentially Yours Industries (International) Limited, signed a Letter of Intent and Good Faith Commitment with Raul Bautista and Rommel Panganiban to act as managing partners and distributors for the Philippines. Once a definitive agreement is reached, EYI will work with this group to get them operational within one to two months.

RESULTS OF OPERATIONS

First Quarter Summary

                                                   Three months       Three months
                                                  March 31, 2006      March 31, 2005            Variance
                                                  --------------------------------------------------------------
Revenue                                             $1,108,759         $1,313,768        -$205,010      -15.60%
Cost of goods sold                                  $  287,952         $  251,149         $ 36,803       14.65%
                                                  ---------------    ----------------    ----------    ---------
Gross profit before commissions expense             $  820,807         $1,062,619         $241,813       22.76%

Commission expense                                  $  385,443         $  471,605        -$ 86,162      -18.27%
                                                  ---------------    ----------------    ----------    ---------
Gross profit after cost of goods sold and           $  435,364         $  591,015         $155,651       26.34%
commissions

Operating expenses                                  $1,324,361         $1,237,108         $ 87,253        7.05%
                                                  ---------------    ----------------    ----------    ---------
Operating loss                                       -$888,996          -$646,093         $242,903      -37.60%


Revenues

During the three months ended March 31, 2006 we had total revenues of $1,108,759 as compared to revenues of $1,313,768 for the same period in 2005 which represents a decline of $205,010 or 15.6%. The decrease in our revenues can be primarily attributed to the following factors:

o     Our inability to attract new IBA's
o     Lack of IBA participation in our auto-ship program
o our inability to fund marketing initiatives and programs that may promote growth within new markets and existing ones

Gross Profit

During the three months ended March 31, 2006 as compared to the same period in 2005, we had gross profits of $820,807 and $1,062,620 respectively. This represents a decline of $241,813 or 22.76%. The decline in our gross profit is primarily attributed to our decreased binary sales in relation to other revenue segments that have a higher percentage of cost-of-goods.

Revenue by Segments

The following table summarizes our four revenue segments as a percentage of total revenue, respectively, for the periods indicated:

Revenue by Segments

                                    Three months        Three months
                                   March 31, 2006      March 31, 2005             Variance
                                  -----------------------------------------------------------------
Administration fees                   $    39,990   $    41,096   $     1,106        -2.69%
Binary Sales                          $   762,195   $   948,422   $   186,227       -19.64%
Direct sales                          $   201,677   $   212,741   $    11,064        -5.20%
Affiliate sales                       $   100,612   $    82,745   $    17,867         21.59%
Warehouse                             $        --   $    24,700   $   -24,700       -100.00%
Sales Aids                            $     4,285   $     4,065   $       220          5.41%
                                      -----------   -----------   -----------   -----------
                                      $ 1,108,759   $ 1,313,768     -$205,010       -15.60%


Details of the most significant changes from the quarter ended March 31, 2006 to the year ended March 31, 2005 are detailed below:

Binary sales - The binary sales segment represents $762,195 or 69% of the total revenue earned during the quarter ended March 31, 2006, as compared to $948,422 or 74% of the total revenues earned during the quarter ended March 31, 2005. Management believes that our inability to properly fund our marketing initiatives hindered growth and retention in this segment. EYI pays out a maximum of 50% commission on binary sales.

Direct sales - The direct sales segment represents $201,677 or 18% of the total revenue earned during the quarter ended March 31, 2006, as compared to $212,741 or 17% of the total revenues earned during the quarter ended March 31, 2005. No commissions are paid out on direct sales.

Affiliate sales - The affiliate sales segment represents $100,612 or 9% of the total revenue earned during the quarter ended March 31, 2006, as compared to $82,745 or 6% of the total revenues earned during the quarter ended March 31, 2005. EYI pays approximately 31% commissions on direct sales.

Expenses

Operating expenses:

The following table summarizes operating expenditures for the periods indicated:

Operating Expenses

                                       Three months     Three months
                                      March 31, 2006   March 31, 2005              Variance
                                      --------------   --------------   -------------------------------
Consulting fees                       $      259,736   $      237,962   $       21,774             9.15%
Legal and professional fees           $       74,482   $       69,125   $        5,357             7.75%
Customer service                      $       40,416   $       86,534   $       46,118            53.29%
Finance and administration            $      499,973   $      208,080   $      291,893           140.28%
Sales and marketing                   $       78,624   $        3,718   $       74,906          2014.68%
Telecommunications                    $       30,660   $      119,162   $       88,502            74.27%
Wages and benefits                    $      277,571   $      406,627   $      129,056            31.74%
Warehouse expense                     $       62,898   $      105,900   $       43,002            40.61%
                                      --------------   --------------   --------------   --------------
                                      $    1,324,360   $    1,237,108   $       87,252             7.05%

We incurred operating expenses in the amount of $1,324,361 during the three months ended March 31, 2006, compared to $1,237,108 for the three months ended March 31, 2005. The following explains the most significant changes for the periods presented:

Consulting fees - For the three months ended March 31, 2006, consulting fees totaled $259,736 as compared to $237,962 for the three months ended March 31, 2005. The net difference of $21,774 or 9.15% is attributed to additional fees paid to consultants to assist in Sales & Marketing, Operations and Investor Relations

Customer Service - For the three months ended March 31, 2006, customer services fees totaled $40,416 and represented 3% of our total operating expenditures, as compared to $86,534 or 7% of the total operating expenditures for the three months ended March 31, 2005. These expenditures represent the services provided by EYI Corp. pursuant to the terms of their management agreement with our subsidiary Essentially Yours Industries, Inc. ("EYII"). The reduction of expenditures is related to EYII utilizing other service providers to provide the services that were previously provided by EYI Corp.

Finance and administration - For the three months ended March 31, 2006, finance and administration fees totaled $499,973 and represented 38% of our total operating expenditures, as compared to $208,080 or 17% of the total operating expenditures for the three months ended March 31, 2005. The net increase of $291,893 or 140.28% is primarily attributed to three main factors:

o     Additional finance charges of approximately $165,000
o     Expenditures relating to Hong Kong operations of $67,000
o     Investor relations fees of $58,000

Sales & Marketing The Sales and Marketing expenses for the three months ended March 31, 2006 were $78,624 as compared to $3,718 for the three months ended March 31, 2005. We expensed approximately $28,000 for cost associated with the registration of Code Blue in China. In addition, we expensed approximately $40,000 for the Hong Kong Grand Opening event.

Wages and  benefits  - For the three  months  ended  March 31,  2006,  wages and benefits totaled $277,571 and represented 21% of our total operating expenditures, as compared to $406,627 or 33% of the total operating expenditures for the three months ended March 31, 2005. During the quarter ended March 31, 2005, we expensed approximate $134,000 for vested employee stock options whereas for the same quarter in the 2006, no employee stock options vested.

Warehouse expenses - For the three months ended March 31, 2006, warehouse expense totaled $62,898 and represented 5% of our total operating expenditures, as compared to $105,900 or 9% of the total operating expenditures for the three months ended March 31, 2005. The decline in attributed primarily to our decision to close our fulfillment center, Halo Distribution LLC in April 2005 and outsource this service to a third party provider.

FINANCIAL CONDITION

Cash and Working Capital

                                            As at                  As at
                                         March 31, 2006        December 31, 2005            Variance
                                       ----------------------------------------------------------------------
Current assets                               $  582,666                  382,057       $200,609       52.51%
Current Liabilities                           2,160,742                2,347,087      -$186,345       -7.94%
                                       -----------------    ---------------------    -----------    ---------

Working Capital (deficit)                   -$1,578,077              -$1,965,030       $386,953      -19.69%

We had cash of $190,837 as at March 31, 2006, compared with cash of $25,639 as at December 31, 2005. We had a working capital deficit at March 31, 2006 and December 31, 2005 of $1,578,077 and $1,965,030 respectively.

 Liabilities

                                               As at               As at
                                           March 31, 2006     December 31, 2005                Variance
                                           ---------------   --------------------   ---------------------------------
Accounts payable and accrued liabilities   $     1,427,120              1,929,049   $       501,929            -26.02%
Accounts payable - related parties         $       643,622                328,038   $       315,584             96.20%
Notes payable - related party              $        90,000                 90,000   $             0              0.00%
                                           ---------------   --------------------   --------------------   ----------
                                           $     2,160,742   $          2,347,087         -$186,345            -7.94%

We had a decrease of 26.02% in Accounts Payable and Accrued Liabilities during the three months ended March 31, 2006. We also experienced an increase of 96.20% in Accounts Payable-Related Parties during this same period. In both cases, the majority of the variance is due to a reclassification of debt owed to two of our officers in the amount of $334,175. This amount was reclassified from Accounts Payable and Accrued Liabilities to Accounts Payable - Related Parties.

Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2006 was $901,226 compared to $157,219 for the comparative period in 2005, representing an increase of $743,707 or 472%.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2006 was $1,084,565, compared to $157,219 for the three months ended March 31, 2005. Our financing activities are primarily through our financing agreements with Cornell Capital LLC.

Financing Requirements

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we had negative working capital of approximately $1,578,000 and an accumulated deficit of approximately $12,223,137 incurred through March 31, 2006.

Our current sources of working capital are sufficient to satisfy our anticipated current working capital needs. On April 24, 2006 we entered into a Securities Purchase Agreement with the Cornell, TAIB Bank, and Certain Wealth (the "Buyers"). Pursuant to this agreement, we agreed to sell to the Buyers convertible debentures in the aggregate principal amount of $4,500,000. We believe that this financing arrangement will provide the necessary cash flow to meet our operational needs.

In the event that this financing does not support our operational cash flow requirements, then we may have to scale back our plan of operations and operating expenditures. We anticipate that we will continue to incur losses until such time as the revenues we are able to generate from sales and licensing of our products exceed our increased operating expenses. We base this expectation in part on the expectation that we will incur increased operating expenses in completing our stated plan of operations and there is no assurance that we will generate revenues that exceed these expenses.

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

Revenue Recognition

We are in the business of selling nutritional products in three categories: dietary supplements, personal care products, and water filtration systems. Sales of personal care products and water filtration systems represent less than 5% of the overall revenue and therefore are not classified separately in the financial statements. We recognized revenue from product sales when the products are shipped and title passes to the customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted to $39,990 and $41,096 for the three months ended March 31, 2006 and March 31, 2005 respectively.

Stock Options and Warrants Granted to Employees and Non-Employees

Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"), defines a fair value-based method of accounting for stock options and other equity instruments. We have adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Recent Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensation." This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No.
123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." We have previously adopted SFAS 123 and the fair value of accounting for stock options and other equity instruments. We have determined that there was no impact to its financial statements from the adoption of this new statement.

RISKS AND UNCERTAINTIES

We have an accumulated deficit and may have continued losses for the foreseeable future with no assurance of profitability.

As of March 31, 2006, we had an accumulated deficit of $12,223,137. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

Management has established plans designed to attempt to increase the sales of our products, and decrease debt. We plan on continuing to reduce expenses, and with small gains in any combination of network sales, direct sales, and international sales, believe that we will eventually be able to reverse the present deficit. Management intends to utilize the cash proceeds from the Securities Purchase Agreement with the Cornell, TAIB Bank, and Certain Wealth to assist in its operating cash flow shortages.

We have been subject to a going concern opinion from our independent auditors

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2005, relative to our ability to continue as a going concern. We have negative working capital of approximately $1,578,077 and an accumulated deficit incurred through March 31, 2006, which raises substantial doubt about our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dietary Supplements

o     Calorad(R)

o     Agrisept-L(R)

o     Oxy-Up(R)

o     Triomin

o     Noni Plus(R)

o     Iso-Greens(R)

o     Definition (R) (drops)

o     Prosoteine(R)

Personal Care Products

o     Definition(R) (cream)
      Calorad (R) (cream)

Water Filtration Products

o     Code Blue(TM)
o     Code Blue(TM) Filter

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

1.    Oppression Action by Lavorato/Heyman

In 2002, an oppression action was commenced in the Supreme Court of British Columbia by the plaintiffs Brian Lavorato, Geraldine Heyman and their respective holding companies, alleging that Essentially Yours Industries Corp., our affiliate, had improperly vended assets into Essentially Yours Industries, Inc., our wholly owned subsidiary, as part of a corporate restructuring alleged to be oppressive to the plaintiffs. As of April 4, 2003, the lawsuit has been settled and was subsequently dismissed by the plaintiffs by consent, with the exception of claims asserted by the plaintiffs against Thomas K. Viccars, a former in-house counsel of Essentially Yours Industries, Corp., who may potentially assert a third party claim against Essentially Yours Industries, Inc. On May 1, 2006 we entered into a settlement agreement with Thomas Viccars, pursuant to which we will pay $60,000 to Mr. Viccars in full and final settlement of all claims against EYI.

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

The claim is for an aggregate of 4.9% of the wholesale volume of sales generated by Essentially Yours Industries, Inc. from the alleged trust property, and for damages and costs. A consolidated statement of defense has been filed by Essentially Yours Industries, Inc., and interrogatories have been responded to. Management believes this claim to be without merit and intends to vigorously defend against this claim. In February 2006, the Supreme Court of British Columbia made an order that EYI and Mr. Jay Sargeant be added to the lawsuit, and the Writ of Summons and Statement of Claim be amended to add the following claims: (a) against EYI, damages for unjust enrichment and breach of trust for any amount found to be owing by Essentially Yours Industries, Inc. plus interest and costs; and (b) against Jay Sargeant, damages for unjust enrichment and breach of trust for any amount found to be owing by Essentially Yours Industries, Inc. or Barry La Rose, plus interest and costs. The Plaintiffs' total claim is approximately $478,000. On April 13, 2006, the plaintiffs amended their pleadings to assert claims against EYI and Jay Sargeant. EYI has entered an Appearance to the action and plans to file a Defence. Jay Sargeant has not been served with process. This matter is set for trial commencing September 11, 2006. The parties are presently negotiating to settle these claims.

3.    Lease Agreement with Business Centers, LLC

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2006, other than as disclosed below, we did not complete any sales of securities that were not registered pursuant to the Securities Act of 1933 (the "Securities Act") and have not been reported on our previous Quarterly Reports on Form 10-QSB during the year.

1. On April 24, 2006 we entered a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell") pursuant to which we entered into the following agreements: an Investor Registration Rights Agreement, Irrevocable Transfer Agent Instructions and a Security Agreement. Pursuant to the terms of the Share Purchase Agreement, we may sell convertible debentures to Cornell in the amount of $4,500,000 plus accrued interest which are convertible into shares of our common stock. Of this amount $1,500,000 must be paid five days after April 24, 2006, $1,500,000 must be paid two (2) business days prior to the date a registration statement is filed with the SEC and $1,500,000 shall be paid two (2) business days prior to the date that such registration statement is declared effective by the SEC. We received proceeds of $1,305,000 (net of fees associated with the issuance of the convertible debentures) on April 27, 2006 in connection with the issuance of $1,500,000 of convertible debentures in the following amounts: $750,000 to Cornell, $416,667 to Taib Bank, B.S.C., and $333,333 to Certain Wealth, Ltd. pursuant to the terms of the Securities Purchase Agreement. Each of the convertible debentures was issued pursuant to section 4(2) and Rule 506 of Regulation D of the Securities Act.

2.    Pursuant  to the  terms  of the  Securities  Purchase  Agreement  and  the issuance of our convertible debentures, on April 24, 2006 we issued to Cornell seventeen warrants to purchase up to an aggregate 124,062,678 shares of our common stock at the discretion of Cornell (collectively, the "Warrants") each for good and valuable consideration. Cornell is entitled to purchase from us: (1) 10,416,650 shares of our common stock at $0.02 per share, (2) 13,888,866 shares of our common stock at $0.03 per share,
      (3) 10,416,650 shares of our common stock at $0.04 per share, (4) 8,333,320 shares of our common stock at $0.05 per share, (5) 6,944,433 shares of our common stock at $0.06 per share, (6) 5,952,371 shares of our common stock at $0.07 per share, (7) 11,250,000 shares of our common stock at $0.08 per share, (8) 10,000,000 shares of our common stock at $0.09 per share, (9) 19,000,000 shares of our common stock at $0.10 per share, (10) 8,181,818 shares of our common stock at $0.11 per share, (11) 7,500,000 shares of our common stock at $0.12 per share, (12) 3,333,333 shares of our common stock at $0.15 per share, (13) 2,500,000 shares of our common stock at $0.20 per share, (14) 2,000,000 shares of our common stock at $0.25 per share, (15) 1,666,666 shares of our common stock at $0.30 per share, (16) 1,428,571 shares of our common stock at $0.35 per share and
      (17) 1,250,000 shares of our common stock at $0.40 per share upon surrender of the Warrants (or as subsequently adjusted pursuant to the terms of each Warrant) . Each Warrant has "piggy back" registration rights and shall expire five (5) years from the date of issuance, on or about April 24, 2011.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
Number            Description of Exhibit
------            -------------------------------------------------------------------------------------------------------
3.1               Articles of Incorporation.(1)
3.2               Certificate of Amendment to Articles of Incorporation dated December 29, 2003.(11)
3.3               Certificate of Amendment to Articles of Incorporation dated December 31, 2003.(11)
3.4               Bylaws.(1)
3.5               Amended Bylaws. (12)
3.6               Certificate of Amendment to Articles of Incorporation dated March 30, 2006(23)
5.1               Opinion re: legality (24)
10.1              Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and Flaming Gorge, Inc.(1)


Exhibit
Number            Description of Exhibit
------            -------------------------------------------------------------------------------------------------------
10.2              Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and O'Neill Enterprises, Inc.(1)
10.3              Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, A Nevada corporation, and certain shareholders of EYI Industries, Inc., A Nevada corporation.(5)
10.4              Stock Compensation Program(4)
10.5              Consulting Agreement dated December 27, 2003 between Rajesh Raniga Inc. and Safe ID Corporation.(6)
10.6              Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and O'Neill Enterprises Inc.(6)
10.7              Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and Flaming Gorge, Inc. (6)
10.8              Addendum to the Distribution and License Agreement between Essentially Yours Industries, Inc. and
                  Nutri-Diem Inc. dated April 30, 2004.(6)
10.9              Letter Agreement dated May 4, 2004 between Eye Wonder, Inc. and EYI Industries, Inc.(6)
10.10             Standby Equity Distribution Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and
                  Cornell Capital Partners, LP(6)
10.11             Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell
                  Capital Partners, LP(6)
10.12             Escrow Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners,
                  LP(6)
10.13             Placement Agent Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital
                  Partners, LP(6)
10.14             Compensation Debenture, dated June 22, 2004(7)
10.15             Securities Purchase Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell
                  Capital Partners, LP(6)
10.16             Investor Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and
                  Cornell Capital Partners, LP(6)
10.17             Security Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital
                  Partners, LP(6)
10.18             Irrevocable Transfer Agent Instructions, dated June 22, 2004, by and among EYI Industries, Inc., Cornell
                  Capital Partners, LP and Corporate Stock Transfer(6)
10.19             Escrow Agreement, dated June 22, 2004 by and among EYI Industries, Inc., Cornell Capital Partners, L.P.
                  and Butler Gonzalez, LLP(6)
10.20             Form of Secured Convertible Debenture(6)
10.21             Form of Warrant(7)
10.22             Letter Agreement dated May 25, 2004 between EYI Industries, Inc. and Source Capital Group, Inc.(8)
10.23             Lease Agreement dated May 1, 2003 among 468058 B.C. Ltd., 642706 B.C. Ltd., Essentially Yours Industries
                  Corp., and Essentially Yours Industries, Inc. (8)
10.24             5% Secured Convertible Debenture dated September 24, 2004 between EYI Industries, Inc. and Cornell
                  Capital Partners, LP(8)
10.25             5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. and Kent Chou(8)
10.26             5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. Taib Bank, E.C.(8)
10.27             Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Taib Bank, E.C.
                  (8)
10.28             Assignment Agreement dated September 27, 2004  between Cornell Capital Partners, LP and Kent Chou(8)
10.29             Joint Venture Agreement dated May 28, 2004 between EYI Industries, Inc.,  World Wide Buyer's Club Inc.
                  and Supra Group, Inc.(9)
10.30             Indenture of Lease Agreement dated January 3, 2005 between Golden Plaza Company Ltd., 681563 B.C. Ltd., and 642706 B.C. Ltd.(10)

Exhibit
Number            Description of Exhibit
------            -------------------------------------------------------------------------------------------------------
10.31             Consulting Services Agreement dated March 5, 2004 between EYI Industries, Inc. and EQUIS Capital
                  Corp.(13)
10.32             Letter dated May 25, 2004 between Source Capital Group, Inc. and EYI Industries, Inc.(14)
10.33             Loan Agreement between Janet Carpenter and EYI Industries, Inc.,  dated February 10, 2005(15)
10.34             Promissory Note dated February 10, 2005 between Janet Carpenter and EYI Industries(15)
10.35             Bonus Share Agreement between Janet Carpenter and EYI Industries, Inc. dated February 14, 2005(15)
10.36             Pledge and Escrow Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners,
                  LP and David Gonzalez. (15)
10.37             Guaranty Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP(15)
10.37             Secured Promissory Note dated February 24, 2005 between EYI Industries, Inc. and Cornell Capital
                  Partners, LP(15)
10.39             Agreement dated April 22, 2005 between Essentially Yours Industries Inc. and Source 1 Fulfillment(17)
10.40             Reseller Agreement dated May 11, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic
                  Removal Technology, Inc. (16)
10.41             Termination Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
10.42             Standby Equity Distribution Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital
                  Partners, LP(17)
10.43             Registration Rights Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital
                  Partners, LP(17)
10.44             Escrow Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
10.45             Placement Agent Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners,
                  LP(17)
10.46             Consulting Agreement dated June 1, 2005 between EYI Industries, Inc. and Eliza Fung(18)
10.47             Addendum to the Reseller Agreement dated June 1, 2005 between Essentially Yours Industries Inc. and
                  Metals & Arsenic Removal Technology, Inc. (18)
10.48             Non-Circumvention and Non-Disclosure Agreement dated July 14, 2005 between Essentially Yours Industries
                  Inc. and Metals & Arsenic Removal Technology, Inc. (18)
10.49             Promissory Note dated August 1, 2005 between EYI Industries Inc. and Cornell capital Partners, LP(18)
10.50             Investor Relations Agreement dated July 28, 2005 between EYI Industries, Inc. and Agora Investor
                  Relations Corp. (18)
10.51             China Agency Agreement entered into with Guanghzhou Zhongdian Enterprises (Group) Co. Ltd.  and China
                  Electronics Import and Export South China Corporation. Dated September 15, 2005(19)
10.52             Logistics Management Agreement dated September 1, 2005 between Essentially Yours Industries (Hong Kong)
                  Limited and All In One Global Logistics Ltd. (20)
10.53             Contract for Legal Services dated September 1, 2005 between EYI Industries Inc. and M. Ali Lakhani Law
                  Corporation(21)
10.54             Amended Investor Relations Agreement dated October 5, 2005 between EYI Industries, Inc. and Agora
                  Investor Relations Corp. (22)
10.55             Settlement Agreement dated December 21, 2005 between EYI Industries, Inc., Halo Distribution, LLC and
                  Business Centers, LLC. (23)
10.56             Global Consulting Group Agreement dated January 19, 2006 entered into with Global Consulting Group Inc.
                  and EYI Industries Inc. (23)
10.57             Consulting Agreement dated January 27, 2006 entered into with Lou Prescott and Essentially Yours
                  Industries, Inc.   (23)
10.58             Termination Agreement dated April 3, 2006 between EYI Industries Inc. and Cornell Capital Partners, LP
10.59             Letter of Intent dated April 6, 2006 between Essentially Yours Industries (International) Limited and
                  Rommel Panganiban and Raul Batista
10.60             Securities  Purchase Agreement,  dated as of April 24, 2006, by and between EYI Industries,  Inc. and the
                  Buyers listed therein(24)

Exhibit
Number            Description of Exhibit
------            -------------------------------------------------------------------------------------------------------
10.61             Registration  Rights Agreement,  dated as of April 24, 2006, by and between EYI Industries,  Inc. and the
                  Buyers listed therein(24)
10.62             $750,000 Secured  Convertible  Debenture No. CCP-1, dated as of April 24, 2006, issued to Cornell Capital
                  Partners, LP(24)
10.63             $333,333  Secured  Convertible  Debenture  CW-1,  dated as of April 24, 2006,  issued to Cornell  Capital
                  Partners, LP(24)
10.64             $416,667 Secured  Convertible  Debenture  TAIB-1,  dated as of April 24, 2006,  issued to Cornell Capital
                  Partners, LP(24)
10.65             Security Agreement, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)
10.66             Warrant No. CCP-001, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.67             Warrant No. CCP-002, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.68             Warrant No. CCP-003, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.69             Warrant No. CCP-004, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.70             Warrant No. CCP-005, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.71             Warrant No. CCP-006, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.72             Warrant No. CCP-007, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.73             Warrant, No. CCP-008, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.74             Warrant No. CCP-009, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.75             Warrant No. CCP-010, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.76             Warrant No. CCP-011, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.77             Warrant No. CCP-012, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.78             Warrant No. CCP-013, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.79             Warrant No. CCP-014, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.80             Warrant No. CCP-015, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.81             Warrant No. CCP-016, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.82             Warrant No. CCP-017, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.83             Irrevocable Transfer Agent Instructions, dated April 24, 2006, by and among the Company, the Buyers listed therein and Corporate Stock Transfer, Inc. (24)
10.84             Consulting Agreement dated May 1, 2006 between Essentially Yours Industries (Hong Kong)  Limited and Siu
                  Chung (Freeda) Chan
14.1              Code of Ethics(5)
21.1              List of Subsidiaries(23)
31.1              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002
32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

--------------
(1)      Filed as an exhibit to the  registration  statement on Form 10-SB/A of Safe ID Corporation,  filed with the SEC on
         September 21, 2000.
(2)      Filed as an exhibit to the registration statement on Form SB-2 of
         Essentially Yours Industries, Inc., filed with the SEC on November 12,
         2002.
(3)      Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 8, 2004.
(4)      Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on March 30, 2004.
(5)      Filed as an exhibit to our annual report on Form 10-KSB for the year ended  December 31, 2003,  filed with the SEC on April 14, 2004.
(6)      Filed as an exhibit to our  quarterly  report on Form 10-QSB for the period ended March 31,  2004,  filed with the
         SEC on May 24, 2004.
(7)      Filed as an exhibit to our registration statement on Form SB-2, filed with the SEC on September 17, 2004. (8) Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30,
         2004, filed with
         the SEC on November 22, 2004.
(9)      Filed as an exhibit to our Amendment No. 1 to our registration statement on Form SB-2 on December 23, 2004.
(10)     Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 12, 2005.
(11)     Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.
(12)     Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 10, 2005.
(13)     Filed as an exhibit to our quarterly  report on Form 10-QSB/A for the period ended March 31, 2004,  filed with the
         SEC on December 15, 2004.
(14)     Filed as an exhibit to our quarterly  report on Form  10-QSB/A for the period ended June 30, 2004,  filed with the
         SEC on December 15, 2004.
(15)     Filed as an exhibit to our annual  report on Form 10-KSB for the period ended  December  31, 2004,  filed with the
         SEC on April 18, 2005.
(16)     Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 17, 2005.
(17)     Filed as an exhibit to our  Quarterly  Report on Form 10-QSB for the period ended March 31,  2005,  filed with the
         SEC on May 23, 2005.
(18)     Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2005, filed with the SEC on
         August 19, 2005
(19)     Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 27, 2005
(20)     Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on
         November 21, 2005
(21)     Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on
         November 21, 2005
(22)     Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on
         November 21, 2005
(23)     Filed as an exhibit to our annual report on Form 10-KSB for the period ended December 31, 2005, filed with the SEC on
         March 31, 2006
(24)     Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 28, 2006

(b) Reports on Form 8-K:

 Date of SEC filing of Form 8-K                           Description of the Form 8-K
---------------------------------- --------------------------------------------------------------------------
          May 11, 2006             Amendment No. 1 to Form 8-K filed on April 28, 2006
---------------------------------- --------------------------------------------------------------------------
          April 28, 2006           Disclosure of Entry into Material Definitive Agreements with Cornell
                                   Capital Partners

          April 3, 2006            Disclosure of  Termination Agreement with Cornell Capital Partners

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYI INDUSTRIES, INC.
By:   /s/ Jay Sargeant
      ----------------------------------------------
      Jay Sargeant
      President, Chief Executive Officer,
      and Director
      (Principal Executive Officer)
      Date: May 15, 2006

By:   /s/ Rajesh Raniga
      ----------------------------------------------
      Rajesh Raniga
      Chief Financial  Officer
      (Principal Accounting Officer)
      Date: May 15, 2006