Form 10QSB
period 2006-06-30
EYI INDUSTRIES INC.
filed 2006-08-21
CIK 1104120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐  Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number: 000-29803

EYI INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0407078
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

7865 Edmonds Street
Burnaby, BC CANADA	V3N 1B9
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:	(604) 759-5031

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 286,975,475 shares of common stock issued and outstanding as of August 21, 2006.

Transitional Small Business Disclosure Format (check one):	Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

As used in this quarterly report, the terms "we", "us", "our", “EYI” and "our company" mean EYI Industries, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

EYI INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,066,354	$25,639
Accounts receivable, net of allowance	54,387	48,783
Related party receivables	120	-
Prepaid expenses	74,965	12,387
Inventory	427,432	295,248
TOTAL CURRENT ASSETS	3,623,258	382,057

OTHER ASSETS
Property, plant and equipment, net	64,863	49,671
Deposits	66,788	67,603
TOTAL OTHER ASSETS	131,651	117,274

INTANGIBLE ASSETS	13,944	15,044

TOTAL ASSETS	$3,768,853	$514,375

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,493,170	$1,929,049
Accounts payable - related parties	512,720	328,038
Convertible debt - related party, net of discount	402	-
Derivative on convertible debt	2,176,695	-
Interest payable, convertible debt	41,096	-
Notes payable - related party	40,000	90,000
TOTAL CURRENT LIABILITIES	4,264,083	2,347,087

Net liabilities from discontinued operations	375,344	375,344

MINORITY INTEREST IN SUBSIDIARY	200,518	262,057

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares
authorized, 263,267,934 and 217,600,875 shares issued
and outstanding, respectively	263,268	217,600
Additional paid-in capital	8,717,640	6,155,518
Stock options and warrants	4,584,530	2,698,984
Subscription receivable	(195,000)	(195,000)
Accumulated deficit	(14,441,530)	(11,347,215)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,071,092)	(2,470,113)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,768,853	$514,375

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE, NET OF RETURNS AND ALLOWANCES	$1,009,978	$1,225,216	$2,118,737	$2,514,283
COST OF GOODS SOLD	390,896	254,402	678,848	489,936
GROSS PROFIT BEFORE COMMISSION EXPENSE	619,082	970,814	1,439,889	2,024,347
COMMISSION EXPENSE	379,274	450,857	764,717	922,462
GROSS PROFIT AFTER COST OF GOODS SOLD AND COMMISSION EXPENSE	239,808	519,957	675,172	1,101,885
OPERATING EXPENSES
Consulting fees	224,363	240,848	484,099	478,810
Legal and professional fees	86,760	80,512	161,242	146,757
Customer service	66,587	65,471	107,003	152,005
Finance and administration	146,567	92,898	428,694	300,978
Sales and marketing	133,668	1,273	212,292	4,991
Telecommunications	34,365	124,890	65,025	242,258
Wages and benefits	321,822	371,526	599,393	743,152
Warehouse expense	67,775	16,819	130,673	61,846
TOTAL OPERATING EXPENSES	1,081,996	994,237	2,188,421	2,130,797
LOSS FROM OPERATIONS	(842,188)	(474,280)	(1,513,249)	(1,028,912)
OTHER INCOME (EXPENSES)
Interest and other income	112	319	243	3,468
Interest expense	(47,588)	(56,442)	(56,734)	(54,578)
Financing fees	(89,002)	(62,500)	(306,937)	(62,500)
Loss on derivatives	(1,295,508)	-	(1,295,508)	-
Foreign currency gain (discount)	11,663	(13,191)	16,332	(149,487)
TOTAL OTHER INCOME (EXPENSES)	1,420,323)	(109,814)	(1,642,604)	(263,097)
NET LOSS BEFORE TAXES	(2,262,511)	(584,094)	(3,155,853)	(1,292,009)
PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST	(2,262,511)	(584,094)	(3,155,853)	(1,292,009)
ALLOCATION OF LOSS TO MINORITY INTEREST	44,119	17,161	61,539	32,749
ALLOCATION OF LOSS TO DISCONTINUED OPERATIONS	-	(296,000)	-	(387,461)
NET LOSS	$(2,218,392)	$(862,933)	(3,094,314)	$(1,646,721)
BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING FOR BASIC AND DILUTED CALCULATION	261,271,926	157,060,345	261,271,926	157,060,345

The accompanying condensed notes are an integral part of these financials

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional
	Number of		Paid-in	Subscription	Option/	Accumulated
	Shares	Amount	Capital	Receivable	Warrants	Deficit	Total
Balance December 31, 2004	162,753,292	$162,753	$3,048,606	$(15,000)	$2,563,044	$(7,085,205)	$(1,325,802)

Stock issued at $0.06 per Share for promissory note for exercise of options	3,000,000	3,000	177,000	(180,000)	-	-	-

Vested stock options issued for consulting at an average price of $0.07 per share	-	-	-	-	35,250	-	35,250

Vested stock options issued for employee compensation at an average price of $0.07 per share	-	-	-	-	133,750	-	133,750

Stock issued to employee for financing guaranty & pledge valued at $0.05 per share	800,000	800	39,200	-	-	-	40,000

Consultant-options exercised	250,000	250	14,750	-	(5,000)	-	10,000

Gladys Sargeant 506 Subscription Agreement	1,000,000	1,000	4,000	-	15,000	-	20,000

Vested stock option issued for consulting at an average price of $0.03 per share	-	-	-	-	62,250	-	62,250

Cancelled stock options issued for compensation and consulting at an average price of $0.08 per option	-	-	425,300	-	(425,300)	-	-

Cancelled stock options issued for compensation at $0.20	-	-	2,400	-	(2,400)	-	-

Stock issued to TAIB Bank to retire $75,000 of $300,000 debenture	2,027,027	2,027	72,973	-	-	-	75,000

Stock issued to TAIB Bank to retire $170,000 of $300,000 debenture plus interest of $10,830	4,487,096	4,487	176,343	-	-	-	180,830

Stock issued to TAIB Bank to retire $5,000 debenture plus interest of $14,245	375,146	375	18,870	-	-	-	19,245

Stock issued to Agora as part of contract	250,000	250	12,250	-	-	-	12,500

Stock issued to Consultant as part of contract	500,000	500	34,500	-	-	-	35,000

Stock issued for exercise of options at $0.08 per share	100,000	100	7,900	-	-	-	8,000

Stock issued to Cornell to retire prom note	22,789,581	22,789	1,008,099	-	-	-	1,030,888

Vested stock options issued for consulting at an average price of $0.20 per share	-	-	-	-	33,500	-	33,500

Vested stock options issued for employee and management compensation at an average price of $0.20 per share	-	-	-	-	27,840	-	27,840

Stock issued to Cornell in exchange for $700,000 pursuant to SEDA	19,268,733	19,269	680,731	-	-	-	700,000

Cancelled stock options issued for compensation	-	-	10,500	-	(10,500)	-	-

Vested stock options for consulting at an average price of $0.20 per share	-	-	-	-	271,550	-	271,550

Beneficial conversion of convertible debt	-	-	422,096	-	-	-	422,096

Net loss for year ended December 31, 2005	-	-	-	-	-	(4,262,010)	(4,262,010)

Balance, December 31, 2005	217,600,875	$217,600	$6,155,518	$(195,000)	$2,698,984	(11,347,215)	$(2,470,113)

Vested stock options issued for consulting at an average price of $0.20 per share	-	-	-	-	3,750	-	3,750

Stock issued to Cornell in exchange for $1,084,565 pursuant to the SEDA	42,941,686	42,942	1,041,623	-	-	-	1,084,565

Shares returned to treasury	(268,639)	(269)	269	-	-	-	-

Beneficial conversion of convertible debt	-	-	200,207	-	-	-	200,207

Stock issued to Cornell to retire portion of debenture	1,497,006	1,497	23,503	-	-	-	25,000

Stock issued to Certain Wealth to retire portion of debenture	664,671	665	10,435	-	-	-	11,000

Stock issued to TAIB Bank to retire portion of debenture	832,335	832	13,068	-	-	-	13,900

Warrants issued to Cornell Capital for financing services	-	-	-	-	3,148,413	0	3,148,413

Vested stock options for consulting at $0.10 per share	-	-	-	-	5,000	0	5,000

Vested stock options issued to employees at $0.02 per share	-	-	-	-	1,400	0	1,400

Expired Consultant stock options	-	-	961,300	-	(961,300)	0	-

Expired employee stock options	-	-	311,717	-	(311,717)	0	-

Net loss for period ended June 30, 2006	-	-	-	-	-	(3,094,314)	(3,094,314)

Balance June 30, 2006 (Unaudited)	263,267,934	$263,268	$8,717,640	$(195,000)	$4,584,530	$(14,441,529)	$(1,071,092))

The accompanying condensed notes are an integral part of these financials

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended	Six Months Ended
	(Unaudited)June 30, 2006	June 30, 2005
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(3,094,314)	$(1,646,721)
Loss allocated to minority interest	61,539	32,749
	(3,155,853)	(1,679,470)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	9,918	44,064
Stock and warrants issued for employee compensation and consulting	10,150	231,250
Loss (gain) on valuation of derivative	1,295,508	-
Stock issued for financing guaranty & pledge	-	40,000
Discount recognized on convertible debt	50,002	38,159
Beneficial conversion of convertible debt	200,207	-
Liabilities in excess of assets on discontinued operations	-	382,067
Decrease (increase) in:
Related party receivables	(120)	427
Accounts receivable	(5,603)	5,351
Prepaid expenses	(62,578)	188,013
Inventory	(132,184)	48,431
Deposits	816	(3,385)
Increase (decrease) in:
Accounts payable and accrued liabilities	(435,879)	249,301
Accounts payable - related parties	184,682	175,096
Notes payable, related party	(50,000)	-
Interest payable, convertible debt	41,096	-
Net cash used by operating activities	(2,049,838)	(280,696)
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Decrease (increase) in restricted cash	-	100,248
Decrease (increase) in property, plant, and equipment	(24,012)	(12,726)
Net cash provided by investing activities	(24,012)	87,522
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Net change in bank indebtedness	-	(48,344)
Issuance of stock, net of private placement costs & warrants	-	8,500
Proceeds from Cornell SEDA	1,084,565	-
Net proceeds from loan payable - Cornell	-	200,000
Net proceeds from convertible debt	4,030,000	-
Net cash provided by financing activities	5,114,565	160,156
Net increase in cash and cash equivalents	3,040,715	(33,018)
CASH - Beginning of Year	25,639	33,018
CASH - End of Period	$3,066,354	$-
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$56,756	$34,442
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Beneficial conversion of convertible debt	$200,207	$-
Stock subscription for promissory note	$-	$180,000
Stock options and warrants vested for consulting and compensation	$10,150	$231,250
Stock issued for options exercised in lieu of legal fees	$-	$10,000
Stock and warrants issued through private placement	$-	$20,000

The accompanying condensed notes are an integral part of these financials

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2006

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Essentially Yours Industries, Inc. (hereinafter “EYI”) was incorporated on June 21, 2002 in the State of Nevada. The main business activities of Essentially Yours Industries, Inc. were acquired through a merger with the former entity, Burrard Capital, Inc., and other entities concerning EYI’s reorganization. On December 31, 2003, EYI entered into a share exchange agreement of its stock with Safe ID Corporation (“Safe ID”). This transaction was accounted for as a share exchange and recapitalization. As a result of this transaction, Safe ID has changed its name to EYI Industries, Inc. (“the Company”) and is acting as the parent holding company for the operating subsidiaries.

The principal business of the Company is the marketing of health and wellness care products. The Company sells its products primarily through network marketing distributors, which in turn sell the products to the end customers. The Company also sells product directly and through affiliates. The Company maintains its principal business office in Burnaby, British Columbia.

The Company has six wholly owned subsidiaries. The first subsidiary is Halo Distribution LLC (hereinafter “Halo”), which was organized on January 15, 1999 in the State of Kentucky. Halo was the distribution center for the Company’s product, in addition to other products, until April 30, 2005 at which time the Company made the decision to discontinue its operations. The second subsidiary is RGM International Inc., which was incorporated on July 3, 1997, in the State of Nevada. RGM International Inc. is a dormant investment company which owns one percent of Halo. The third subsidiary is Essentially Yours Industries (Canada) Inc. (hereinafter “EYI Canada”), which was organized on September 13, 2002 in Canada. EYI Canada markets health and wellness care products for use in Canada. The fourth subsidiary is 642706 B.C. Ltd., doing business as EYI Management, which was organized on February 22, 2002 in the province of British Columbia, Canada. EYI Management provides accounting, customer service and marketing services to the consolidated entity. The fifth subsidiary is Essentially Yours Industries (Hong Kong) Limited (“EYI HK”). EYI HK was organized on August 23, 2005 in Hong Kong. EYI HK markets health and wellness care products for use in Hong Kong and China. The sixth subsidiary is Essentially Yours Industries (International) Limited (“EYI INTL”). EYI INTL was organized on December 6, 2005 to facilitate our expansion throughout other Southeast Asian countries.

In addition, the Company owns approximately 98% of Essentially Yours Industries, Inc. (“EYII”), incorporated on June 21, 2002 in the State of Nevada. EYII markets health and wellness care products for use in USA. The Company also owns 51% of World Wide Buyers’ Club Inc. (“WWBC”), a Nevada corporation, which was organized by a joint venture agreement effective May 6, 2004.

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

Concentration of Credit Risk
The Company maintains its cash in one commercial bank. Although the financial institution is considered creditworthy, at June 30, 2006 the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $2,961,786. (See Note 13)

Derivative Instruments
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

The Company has determined that derivatives existed because of features of the convertible debt as of the balance sheet date of June 30, 2006 (See Note 4.)

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and June 30, 2006.

Inventory
The Company records inventories at the lower of cost or market on a first-in, first-out basis. Product inventory is reviewed for obsolescence each month. Product that has a shelf-life of less than 60 days is written off or discounted. The Company expensed $8,599 and $6,494 for the six months ended June 30, 2006 and twelve months ended December 31, 2005 respectively.

Revenue Recognition
The Company is in the business of selling nutritional products in three categories: dietary supplements; personal care products; and water filtration systems. Sales of personal care products and water filtration systems represent less than 5% of the overall revenue and therefore are not classified separately in the financial statements. The Company recognized revenue from product sales when the products are shipped and title passes to the customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted to $38,970 and $33,550 for the three months ended June 30, 2006 and June 30, 2005 respectively.

Stock Options and Warrants Granted to Employees and Non-Employees
Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital and an accumulated deficit at June 30, 2006. The Company also has a history of recurring losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company’s products and decrease debt. The Company plans on continuing to reduce expenses, and with small gains in any combination of network sales, direct sales, international sales, and warehouse sales, believe that they will eventually be able to reverse the present deficit. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. Management plans include negotiations to convert significant portions of existing debt into equity.

The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

NOTE 3 - CONVERTIBLE DEBT

On April 24, 2006 the Company entered into a securities purchase agreement to borrow $4,500,000 under debentures convertible into shares of the Company's common stock. Of this aggregate amount, $1,500,000 was funded on April 28, 2006, $1,500,000 was funded two business days prior to the date the registration statement was filed with the U.S. Securities and Exchange Commission (“SEC”) and $1,500,000 was funded two business days prior to the date that such registration statement is declared effective by the SEC.

The debentures mature on April 24, 2009, accrue interest at an annual rate of ten percent and are convertible into shares of the Company’s common stock at the option of the holder. During the quarter ended June 30, 2006, the Company recognized embedded derivatives in the convertible debentures. (See Note 4 .)

On April 24, 2006 the Company issued to a lender seventeen warrants to purchase up to an aggregate 124,062,678 shares of the Company’s common stock at $0.02 and $0.40 per share. Each warrant has “piggy back” registration rights and expires five years from the date of issuance, on or about April 24, 2011. Following EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock," and SFAS No. 133, the Company has recognized an embedded equity derivative in the warrant. For accounting and fair value purposes, the equity derivative will be accounted for as a stock option, following SFAS No. 123(R) for valuation purposes.

NOTE 4 - DERIVATIVES

Derivatives have been accounted for in accordance with SFAS 133, as amended, and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company has identified that the debentures described in Note 3 have embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the loan agreements, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133, Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument".

The embedded derivatives within the loan agreements have been recorded at fair value at the date of issuance and are marked-to-market each reporting period with changes in fair value recorded on the Company's income statement as gain (loss) on derivatives.

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock, as well as other factors. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors such as the price of the Company's stock at the balance sheet date and the amount of shares converted by note holders. Consequently, the Company's financial position and results of operations may vary from quarter-to-quarter based on conditions other than its operating revenues and expenses.

The initial fair value of the derivative embedded in the April 2006 $1,500,000 convertible debenture was $1,093,089 and at June 30, 2006 the embedded derivative was revalued to its fair value of $725,565. The initial fair value of the derivative embedded in the June 8, 2006 $1,500,000 convertible debenture was $842,338 and at June 30, 2006 the embedded derivative was revalued to its fair value of $725,565. The initial fair value of the derivative embedded in the June 20, 2006 $1,500,000 convertible debenture was $865,425 and at June 30, 2006 the embedded derivative was revalued to its fair value of $725,565. Any change to the fair value of the derivatives is recognized on the income statement and recorded as gain/(loss) on derivatives. At June 30, 2006 the Company recognized an increase in the fair value of the derivatives of $624,157 and a corresponding gain on derivatives on the consolidated statements of operations.

NOTE 5 - ACCOUNTS RECEIVABLE AND CREDIT RISK

Accounts receivable at June 30, 2006 and December 31, 2005 consist primarily of amounts due from direct retail clients of EYI.

NOTE 6 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight line method over three to seven years.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of rights, title, and interest in and to the contracts with the Company’s independent business associates, as well as the rights and licenses to trademarks and formula for the Company’s primary products. These rights and licenses were obtained from the Company’s former parent, pursuant to a transfer agreement, as well as from the Company’s primary shareholder.

Trademarks and Formulas
Costs relating to the purchase of trademarks and formulas were capitalized and amortized using the straight-line method over ten years, representing the estimated life of the assets.

NOTE 8 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. As of June 30, 2006 and December 31, 2005, the Company has not issued any preferred stock.

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

Between January 1, 2006 and March 31, 2006, the Company issued 42,941,686 shares to Cornell Capital in exchange for $1,084,565.

On February 6, 2006, the Jay Sargeant Trust was dissolved and the related shares were disbursed to the beneficiaries. In connection with this transaction, 268,639 common shares were returned to treasury at par value.

On June 27, 2006, the Company issued 2,994,012 common shares to its lenders to retire $50,000 of convertible debt.

NOTE 9 - COMMON STOCK OPTIONS AND WARRANTS

Financial Accounting Standards No. 123R, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123R"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

In accordance with SFAS No. 123R, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the warrants for the period ended June 30, 2006: estimated risk-free interest rate of 5.125%; no dividends to be paid; estimated volatility of 140% and term of five years.

Stock Options
During the period ending December 31, 2004, the Company’s board of directors approved the Stock Compensation Program to allow up to 25,000,000 shares of stock to be issued under the program. This plan enables the Company to grant stock options to directors, officers, employees and eligible consultants of the Company. There was no Company stock option plan in effect prior to 2004.

During the period ended June 30, 2006, the Company recognized an expense to consulting of $5,000 and an expense to wages of $1,400 for all vested options.

Following is a summary of the status of the stock options during the three months:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2005	16,252,390	$0.14
Granted	-	-
Exercised	-	-
Forfeited or cancelled	7,212,640	-
Options outstanding at June 30, 2006	9,039,750	$0.10
Options exercisable at June 30, 2006	8,969,750	$0.10

Weighted average fair value of options granted		$0.06

Summarized information about stock options outstanding and exercisable at June 30, 2006 is as follows:

Options Outstanding
Exercise		Weighted Ave.	Weighted Ave.
Price	Number	Remaining	Exercise
Range	of Shares	Life	Price
$0.02 - $0.26	9,039,750	0.81	$ 0.10

Options Exercisable
Exercise		Weighted Ave.	Weighted Ave.
Price	Number	Remaining	Exercise
Range	of Shares	Life	Price
$0.02 - $0.26	8,969,750	0.80	$ 0.10

Summarized information about non-vested but granted stock options outstanding at June 30, 2006 is as follows:

Non-vested Granted Options Outstanding
Exercise		Weighted Ave.	Weighted Ave.
Price	Number	Remaining	Exercise
Range	of Shares	Life	Price
$0.02 - $0.10	70,000	1.42	$ 0.02

Total compensation costs related to non-vested stock options as of June 20, 2006 is $1,400.

Warrants

In consideration of the convertible debenture described in Note 3, the Company has also issued an aggregate of 124,062,678 common stock purchase warrants dated April 24, 2006 to a lender, each exercisable for a period of five years commencing April 24, 2006 for the purchase of one share of common stock. The warrants provide that the holder cannot exercise the warrants to the extent such exercise would cause the holder and its affiliates to own more than 4.99% of our outstanding common shares. The warrants have exercise prices, subject to adjustment, ranging from $0.02 to $0.40 per share. Each warrant has “piggy back’ registration rights and shall expire five (5) years for the date of issuance, on or about April 24, 2011.

	Number of Warrants	Weighted Average Remaining Life	Average Exercise Price
Outstanding and exercisable	129,538,868	5.00	$0.09

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Purchase Agreement
On June 30, 2002, the Company entered into a distribution and license agreement which gives the Company the exclusive right to market, sell and distribute certain products for a five-year renewable term. Management estimates that 87% of the Company’s sales volume results from products supplied under this licensing agreement.

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

As of the date of these financial statements, the purchase requirements have not been made. The period for which the licensor could request payment per the penalty clause has expired for the year and therefore the Company has not made any accrual to the financial statements. The Company continues to purchase products from the licensor.

Lease Payments
The Company has operating lease commitments for its premises, office equipment and an automobile. The minimum annual lease commitments are as follows:

Year ended December 31,	Minimum Amount
2006	$218,469
2007	163,285
2008	141,841
2009	147,013
2010 and thereafter	309,544

Regulatory Risks and Claims
The Company’s products are subject to regulation by a number of federal and state entities, as well as those of foreign countries in which the Company’s products are sold. These regulatory entities may prohibit or restrict the sale, distribution, or advertising of the Company’s products for legal, health or safety related reasons. In addition to the potential risk of adverse regulatory actions, the Company is subject to the risk of potential product liability claims.

Standby Equity Distribution Agreement
On May 13, 2005 the Company entered into a standby equity distribution agreement with Cornell Capital Partners, LP (“Cornell”) pursuant to which the Company may, at its discretion, periodically issue and sell shares of its common stock for a total purchase price of $10 million. If the Company requests advances under the agreement, Cornell will purchase shares of the Company's common stock for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the advance notice date. Cornell will retain 5% of each advance under the new Standby Equity Distribution Agreement. The Company may not request advances in excess of a total of $10 million. Pursuant to the terms of its agreements with Cornell, the Company agreed to register and qualify, among other things, the additional shares due to Cornell under a registration statement filed with the SEC.

On April 3, 2006 the Company signed a termination agreement with Cornell Capital Partners, L.P for the purpose of terminating the standby equity distribution agreement, registration rights agreement and escrow agreement all of which are dated as of May 13, 2005.

Other Matters
The Company’s predecessor organization, Essentially Yours Industries Corp. (“EYIC”), a British Columbia corporation, has outstanding claims from the Internal Revenue Service for penalties and interest of approximately $2,000,000. Furthermore, one or more states may have claims against EYIC for unpaid state taxes. Management believes that these claims are limited solely to EYIC and that any prospective unpaid tax claims against the Company are remote and unable to be estimated.

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

The claim is for an aggregate of 4.9% of the wholesale volume of sales generated by Essentially Yours Industries, Inc. from the alleged trust property, and for damages and costs. A consolidated statement of defense has been filed by Essentially Yours Industries, Inc., and interrogatories have been responded to. Management believes this claim to be without merit and intends to vigorously defend against this claim. In February 2006, the Supreme Court of British Columbia made an order that EYI and Mr. Jay Sargeant be added to the lawsuit, and the Writ of Summons and Statement of Claim be amended to add the following claims: (a) against EYI, damages for unjust enrichment and breach of trust for any amount found to be owing by Essentially Yours Industries, Inc. plus interest and costs; and (b) against Jay Sargeant, damages for unjust enrichment and breach of trust for any amount found to be owing by Essentially Yours Industries, Inc. or Barry La Rose, plus interest and costs. The Plaintiffs’ total claim is approximately $478,000. On April 13, 2006, the plaintiffs amended their pleadings to assert claims against EYI and Jay Sargeant. EYI has entered an Appearance to the action and plans to file a Defence. An order was pronounced on August 15, 2006 for the substitutional service of Mr. Jay Sargeant. This matter is set for trial commencing September 11, 2006. The parties are presently negotiating to settle these claims.

NOTE 11 - DISCONTINUED OPERATIONS

During the period ended December 31, 2005, the Company elected to discontinue the operations of Halo Distribution LLC (hereinafter “Halo”), a subsidiary of the Company. The Company’s balance sheet reports net liabilities from discontinued operations of $375,344 as at March 31, 2006 and December 31, 2005.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (hereinafter “SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company’s financial position and results of operations have not been affected by adopting SFAS No. 146.

NOTE 12 - RELATED PARTY NOTES PAYABLE

The Company issued a promissory note for a total of $50,000 in December 2003. The note is unsecured, non-interest bearing and is payable upon demand.

NOTE 13 - CONCENTRATIONS

Bank Accounts
The Company maintains its cash accounts in one commercial bank. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States. The Company also maintains funds in commercial banks in Vancouver, British Columbia, in which funds in U.S. dollars are not insured. Additionally, the Company maintains funds in Hong Kong where none of the funds are insured. At June 30, 2006 and December 31, 2005, a total of $2,961,786 and $56,088 respectively, was not insured.

Economic Dependence
During the year, the Company purchased approximately 90% of its products for resale from one company, Nutri-Diem Inc., which is the sole supplier of the Company’s flagship product Calorad. Pursuant to a purchase agreement, the Company is subject to minimum purchases per annum. (See Note 10.)

NOTE 14 - RELATED PARTY TRANSACTIONS

On May 27, 2002, Mr. Jay Sargeant, a shareholder of Essentially Yours Industries, Corp. (“EYI Corp.”) agreed to acquire all of the shares of the Essentially Yours Industries, Inc. (“EYII”), along with the transfer agreement, license agreement, and agency appointment agreement, in settlement of amounts owed to him. As part of this transaction, EYI Corp. agreed to provide to EYII the services outlined in a management agreement.

The Company acquired, through agreements with Essentially Yours Industries, Corp. (“EYI Corp”), the rights, title, and interest in and to the contracts with the Company’s Independent Business Associates as well as the rights and licenses to trademarks and formula for the Company’s primary products.

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

NOTE 15 - SUBSEQUENT EVENTS

Between July 1, 2006 and August 16, 2006, The Company issued 23,661,654 common shares to lenders to retire $182,705 of convertible debt.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS
The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding EYI’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement.

OVERVIEW
We are in the business of selling, marketing, and distributing a product line consisting of approximately 27 nutritional products in three categories, dietary supplements, personal care products and water filtration systems. Our most successful product is Calorad, a liquid collagen-based dietary supplement presently available on the market. These products are marketed through a network marketing program in which IBAs (Independent Business Associates) purchase products for resale to retail customers as well as for their own personal use. We have a list of over 380,000 IBAs, of which approximately 7,800 we consider "active". An "active" IBA is one who purchased our products within the preceding 12 months. Over 1,400 of these IBAs are considered "very active". A "very active" IBA is one who is on our automatic Auto-ship Program and is current with their annual administration fee. Our Auto-ship Program, recently re-named Convenience Program, allows our IBAs to set up a reoccurring order that is automatically shipped to them each month.

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

On an ongoing basis we review our product line for duplication and sales trends and make adjustments accordingly. As of June 30, 2006, our product line consisted of: (i) 18 dietary supplement products; (ii) 7 personal care products consisting primarily of cosmetic and skin care products and (iii) 2 water filtration system products. Our products are primarily manufactured by Nutri-Diem, Inc., a related party, and sold by us under a license and distribution agreement with Nutri-Diem. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us. Our products are sold to our IBAs located in the United States, Canada and Asia.

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

Recent Corporate Developments

We experienced the following significant developments through the date of this filing and during fiscal 2006:

•
On August 12, 2006 we entered into a joint venture agreement (the " Joint Venture") with Internet Marketing Consortium ("IMC") to provide multi media strategies, promotional, direct and targeted marketing services for an undetermined period of time. In consideration for the services provided by IMC, we will pay a fee of $25,000.

•
On July 27, 2006 we entered into an addendum (the "Addendum") to the China Agency Agreement dated September 15, 2005 between Essentially Yours Industries (Hong Kong) Limited and Guangzhou Zhongdian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation. Pursuant to the Addendum, we agreed to extend the purchasing and exclusivity terms of the China Agency Agreement for an additional one year period.

•
On July 19, 2006, our majority owned subsidiary Essentially Yours Industries, Inc. ("EYII") signed a letter of intent ("LOI") with Mach 3 Technologies Group, LLC ("Mach 3"). Subject to the receipt of sufficient efficiency testing and Environmental Protection Agency ("EPA") registration, EYI may acquire the exclusive individual residential consumer rights for the USA, Canada and Mexico for the Ultimate ME2 product. The Ultimate ME2 product is designed to reduce emissions and save fuel. On August 2, 2006 confirmation of EPA registration was received by Mach 3.

•
On July 12, 2006 and July 14, 2006 we received letters from Metals & Arsenic Removal Technology, Inc. ("MARTI") advising that the worldwide license for the ARTI-64 technology used for the production of the Code Blue™ product had been transferred from Hydroflo, Inc. to MARTI. MARTI has also transferred some of its inventory to Markus Group Ltd. ("Markus Group") and in the event MARTI is unable to meet production requirements they have granted the rights to produce Code Blue™ to Markus Group. On July 20, 2006 Markus Group provided EYI with an Indemnity in connection with the letters provided by MARTI.

•
On July 1, 2006 EYII entered into a consulting agreement with James Toll. Mr. Toll is to provide training and marketing services for a period of three (3) months. Mr. Toll will receive $3,750 per month as compensation for his services.

•
On May 17, 2006 our wholly owned subsidiary Essentially Yours Industries (Hong Kong) Limited entered into a distribution agreement (the "Distribution Agreement") with Nozin, LLC. The Distribution Agreement is for a term of five years for the distribution of the nozin nasal sanitizer product in Hong Kong, Philippines and China. At present, the Company has not placed any purchase orders with Nozin, LLC.

•
On May 1, 2006 we entered into a settlement agreement with Thomas K. Viccars, SAV Management Co. Ltd. and VFT Management Co. Ltd. (collectively, "Viccars group") in the amount of $60,000 pursuant to which we entered into a full and final settlement of all claims by Viccars Group against our company and subsidiaries whereby Mr. Viccars claimed that he was entitled to certain unpaid compensation and benefits from our company and subsidiaries.

•
On May 1, 2006 EYI HK amended the Logistics Management Agreement originally dated September 1, 2005 with All In One Global Logistics Ltd. which provides international freight, warehousing and distribution services in Hong Kong.

•
On April 24, 2006 we entered into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell") pursuant to which we entered into the following agreements: an Investor Registration Rights Agreement, Irrevocable Transfer Agent Instructions and a Security Agreement. Pursuant to the terms of the Securities Purchase Agreement, we may sell convertible debentures to Cornell in the amount of $4,500,000 plus accrued interest which are convertible into shares of our common stock. The convertible debentures accrue interest at 10% per annum, convertible at $0.06 or 80% of the lowest volume weighted average price of EYI's common stock during five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg. Of this amount $1,500,000 must be paid five days after April 24, 2006, $1,500,000 must be paid two (2) business days prior to the date a registration statement is filed with the SEC and $1,500,000 shall be paid two (2) business days prior to the date that such registration statement is declared effective by the SEC. We received proceeds of $1,305,000 (net of fees associated with the issuance of the convertible debentures) on April 27, 2006 in connection with the issuance of $1,500,000 of convertible debentures in the following amounts: $750,000 to Cornell, $416,667 to TAIB Bank, B.S.C., and $333,333 to Certain Wealth, Ltd. pursuant to the terms of the Securities Purchase Agreement.

•
Pursuant to the terms of the Securities Purchase Agreement and the issuance of our convertible debentures, on April 24, 2006 we issued to Cornell seventeen warrants to purchase up to an aggregate 124,062,678 shares of our common stock at the discretion of Cornell (collectively, the “Warrants”) each for good and valuable consideration. Cornell is entitled to purchase from us: (1) 10,416,650 shares of our common stock at $0.02 per share, (2) 13,888,866 shares of our common stock at $0.03 per share, (3) 10,416,650 shares of our common stock at $0.04 per share, (4) 8,333,320 shares of our common stock at $0.05 per share, (5) 6,944,433 shares of our common stock at $0.06 per share, (6) 5,952,371 shares of our common stock at $0.07 per share, (7) 11,250,000 shares of our common stock at $0.08 per share, (8) 10,000,000 shares of our common stock at $0.09 per share, (9) 19,000,000 shares of our common stock at $0.10 per share, (10) 8,181,818 shares of our common stock at $0.11 per share, (11) 7,500,000 shares of our common stock at $0.12 per share, (12) 3,333,333 shares of our common stock at $0.15 per share, (13) 2,500,000 shares of our common stock at $0.20 per share, (14) 2,000,000 shares of our common stock at $0.25 per share, (15) 1,666,666 shares of our common stock at $0.30 per share, (16) 1,428,571 shares of our common stock at $0.35 per share and (17) 1,250,000 shares of our common stock at $0.40 per share upon surrender of the Warrants (or as subsequently adjusted pursuant to the terms of each Warrant) . Each Warrant has “piggy back” registration rights and shall expire five (5) years from the date of issuance, on or about April 24, 2011.

•
On April 6, 2006 Essentially Yours Industries (International) Limited ("EYIINT"), our wholly owned subsidiary, signed a Letter of Intent and Good Faith Commitment ("LOI") with Raul Bautista and Rommel Panganiban to act as managing partners and distributors for the Philippines. The LOI is subject to the entry into a definitive agreement between the parties on or before July 1, 2006. At present, the Company has not signed a definitive agreement.

•
On April 3, 2006 we signed a termination agreement ("Termination Agreement") with Cornell terminating our Standby Equity Distribution Agreement, Registration Rights Agreement and Escrow Agreement previously entered into with Cornell on May 13, 2005.

2006 Growth Strategy

New Product Introduction. During 2005, we introduced our new product, Code Blue™. The initial shipment of Code Blue Filters did not meet EYI product specifications. However, in January of 2006, we received a revised version of the Code Blue filter called the G-4, which we believe meets our product specifications.

We intend to aggressively promote Code Blue systems through a year long promotional tour campaign ("North American Tour" or “Tour”). Our intent is to host approximately 120 regional training meetings with audiences of up to 100 people and 30 larger conferences in targeted cities where we can train and market to larger audiences of 150 to 300. We have selected cities to host these events where we believe there is a greater interest in the product and a concentration of our active IBAs. We intend to use a group of 5 to 6 veteran IBA’s to act as our Regional Trainers and to work in concert with our management team to promote, coordinate, and host these events. We anticipate that the total cost of the North American Tour campaign will be approximately $240,000. We anticipate an offset to this cost by way of sales that occur at these events and through ongoing residual sales generated by the new IBAs enrolled in our system as a result of this Tour.

International Expansion. We opened our Hong Kong office in September 2005. The office is intended to be used to service distributors and provide a product pick up depot for Code Blue™, Calorad®, Prosoteine®, Agrisept-L® and Definition® drops and cream, and the newest EYI product, Calorad® Cream. The new office will also play a role in supporting the sales, distribution and logistics of the CEIEC agency agreement.

In January 2006, we relocated our Executive Vice President and COO, Dori O’Neill to Hong Kong for six months and Mr. O’Neill will now continue his work in Asia from his office in Burnaby, British Columbia, Canada and through periodic trips to Asia. Mr. O’Neill is expected to play a key role in our Asian market initiative. His initial focus will be to introduce and train our unified global binary program to new Asian IBAs. In addition, Mr. O’Neill will also focus on researching and reviewing other locations and markets for expansion.

In April 2006, our subsidiary, Essentially Yours Industries (International) Limited, signed a Letter of Intent and Good Faith Commitment with Raul Bautista and Rommel Panganiban to act as managing partners and distributors for the Philippines. Once a definitive agreement is reached, EYI will work with this group to get them operational within one to two months.

Distributor Commission Pay Plan Enhancement. On July 28, 2006 the Company launched a new component of it’s commission pay plan for its independent distributors called the Management Matching Bonus (“MMB”). We believe that this enhancement will give our distributors additional incentive to sell more of our products, recruit new sales people and assist their existing and new customers.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Three months ended				Six months ended
	30-Jun-06	30-Jun-05	Variance		30-Jun-06	30-Jun-05	Variance

Revenue	$1,009,978	$1,225,216	($215,238)	-18%	$2,118,737	$2,514,283	($395,546)	-16%
Cost of goods sold	$390,896	$254,402	$136,494	54%	$678,848	$489,936	$188,912	39%
Gross profit before commissions expense	$619,082	$970,814	($351,732)	-36%	$1,439,889	$2,024,347	($584,458)	-29%

Commission expense	$379,274	$450,857	($71,583)	-16%	$764,717	$922,462	($157,745)	-17%
Gross profit after cost of goods sold and commissions	$239,808	$519,957	($280,149)	-54%	$675,172	$1,101,885	($426,713)	-39%

Operating expenses	$1,081,996	$994,237	$87,759	9%	$2,188,421	$2,130,797	$57,624	3%
Operating loss	($842,188)	($474,280)	($367,908)	78%	($1,513,249)	($1,028,912)	($484,337)	47%

Revenues

During the three months ended June 30, 2006 we had total revenues of $1,009,978 as compared to revenues of $1,225,216 for the same period in 2005 which represents a decline of $15,238 or 18%. The year-to-date results for 2006 compared with 2005 indicate a revenue decline of $395,546 or 16%.The decrease in our revenues can be primarily attributed to the following factors:

•	Our inability to attract new IBA's
•	Lack of IBA participation in our auto-ship program

Gross Profit before Commission Expense

During the three months ended June 30, 2006 as compared to the same period in 2005, we had gross profits of $619,082 and $970,814 respectively. This represents a decline of $62,732 or 36%. The year-to-date results for 2006 compared with 2005 indicate that the gross profit has declined $584,458 or 29%. The decline in our gross profit is primarily attributed to our decreased binary sales in relation to other revenue segments that have a higher percentage of cost-of-goods.

Revenue by Segments

The following table summarizes our four revenue segments as a percentage of total revenue, respectively, for the periods indicated:

Revenue by Segments
	Three months ended				Six months ended
	30-Jun-06	30-Jun-05	Variance		30-Jun-06	30-Jun-05	Variance

Administration fees	$38,970	$33,550	$5,420	16%	$78,961	$74,645	$4,316	6%
Binary Sales	$714,586	$902,497	($187,911)	-21%	$1,476,781	$1,850,919	($374,138)	-20%
Direct sales	$155,706	$213,531	($57,826)	-27%	$357,382	$426,272	($68,890)	-16%
Affiliate sales	$99,274	$74,056	$25,219	34%	$199,887	$156,800	$43,086	27%
Sales Aids	$1,442	$1,582	($140)	-9%	$5,727	$5,647	$80	1%
Warehouse	$0.00	$0.00	$0	0%	$0.00	$0.00	$0	0%
	$1,009,978	$1,225,216	($215,238)	-18%	$2,118,737	$2,514,283	($395,545)	-16%

Details of the most significant changes for the periods presented are detailed below:

Binary sales - The binary sales segment represents $714,586 or 70% of the total revenue earned during the quarter ended June 30, 2006, as compared to $902,497 or 73% of the total revenues earned during the quarter ended June 30, 2005. A comparison of the quarterly and six month results for 2006 and 2005 indicate a decline of 21% and 20% respectively.

Direct sales - The direct sales segment represents $155,706 or 15% of the total revenue earned during the quarter ended June 30, 2006, as compared to $213,531 or 17% of the total revenues earned during the quarter ended June 30, 2005. A comparison of the quarterly and six month results for 2006 and 2005 indicate a decline of 27% and 16% respectively.

Affiliate sales - The affiliate sales segment represents $99,274 or 9% of the total revenue earned during the quarter ended June 30, 2006, as compared to $74,056 or 6% of the total revenues earned during the quarter ended June 30, 2005. A comparison of the quarterly and six month results for 2006 and 2005 indicate a increase of 34% and 27% respectively.

Expenses

Operating expenses:

The following table summarizes operating expenditures for the periods indicated:

Operating Expenses	Three months ended				Six months ended
	30-Jun-06	30-Jun-05	Variance		30-Jun-06	30-Jun-05	Variance

Consulting fees	$224,362	$240,848	($16,486)	-7%	$484,099	$478,810	$5,289	1%
Legal and professional fees	$86,760	$80,512	$6,248	8%	$161,242	$146,757	$14,485	10%
Customer service	$66,587	$65,471	$1,116	2%	$107,003	$152,005	($45,002)	-30%
Finance and administration	$146,657	$92,898	$53,759	58%	$428,694	$300,978	$127,716	42%
Sales and marketing	$133,668	$1,273	$132,395	10400%	$212,292	$4,991	$207,301	4153%
Telecommunications	$34,365	$124,890	($90,525)	-72%	$65,025	$242,258	($177,233)	-73%
Wages and benefits	$321,822	$371,526	($49,704)	-13%	$599,393	$743,152	($143,759)	-19%
Warehouse expense	$67,775	$16,819	$50,956	303%	$130,673	$61,846	$68,827	111%
	$1,081,996	$994,237	$87,759	9%	$2,188,421	$2,130,797	$57,624	3%

Operating Expenses

We incurred total operating expenses in the amount of $2,188,421 during the six months ended June 30, 2006, compared to $2,130,797 for the six months ended June 30, 2005. The results for the three and six months ended June 30, 2006 compared with the same periods in 2005 indicate that the total Operating expenses increased 9% and 3% respectively. The following explains the most significant changes for the periods presented:

Legal and Professional fees - The results for the three and six months ended June 30, 2006 compared with the same periods in 2005 indicate that Legal and Professional fees increased 8% and 10% respectively. This increase is largely associated with the additional fees incurred in connection with the review of SEC filings.

Customer Service - The results for the three and six months ended June 30, 2006 compared with the same periods in 2005 indicate that Customer Service expenses increased 2% and decreased 30% respectively. These expenditures represent the services provided by EYI Corp. pursuant to the terms of their management agreement with our subsidiary Essentially Yours Industries, Inc. (“EYII”). The overall reduction of expenditures is related to EYII utilizing other service providers to provide the services that were previously provided by EYI Corp.

Finance and administration - The results for the three and six months ended June 30, 2006 compared with the same periods in 2005 indicate that Finance and Administration expenses increased 58% and 42% respectively. This increase is largely associated with the following:

▪	Expenditures relating to Hong Kong operations
▪	Investor relations fees

Sales & Marketing - The results for the three and six months ended June 30, 2006 compared with the same periods in 2005 indicate that Sales & Marketing expenses increased 10400% and 4153% respectively. This increase is largely associated with the following:

▪	Hong Kong marketing initiatives for the Grand Opening
▪	Registration costs for Code Blue in China
▪	North American Training event expenditures

Telecommunications - The results for the three and six months ended June 30, 2006 compared with the same periods in 2005 indicate that Telecommunications expenses declined 72% and 73% respectively. This decrease is attributed to the elimination of a third party service provider of our website and shopping cart. We have replaced these systems with systems built and managed in-house.

Wages and benefits - The results for the three and six months ended June 30, 2006 compared with the same periods in 2005 indicate that Wages and Benefits declined 13% and 19% respectively. This decline is the result of less stock options issued and vesting during 2006 over the same periods in 2005.

Warehouse expenses - The results for the three and six months ended June 30, 2006 compared with the same periods in 2005 indicate that Warehouse expenses increased 303% and 111% respectively. The increase is primarily attributed to the rental fees associated with the Hong Kong operation.

Other Income (Expense):

Loss on derivative - During the three months ended June 30, 2006 the Company made an adjustment to the initial derivative valuation in the amount of $1,9191,665. The Company also recorded a June 30, 2006 gain pursuant to the mark-to-market adjustment of the derivative in the amount of $624,157.

FINANCIAL CONDITION

Cash and Working Capital

	As at	As at
	30-Jun-06	31-Dec-05	Variance

Current assets	$3,623,258	$382,057	$3,241,201	848%
Current Liabilities	$4,264,083	$2,347,087	$1,916,996	82%

Working Capital (deficit)	($640,825)	($1,965,030)	$1,324,205	-67%

We had cash of $3,066,354 as at June 30, 2006, compared with cash of $25,639 as at December 31, 2005. We had a working capital deficit at June 30, 2006 and December 31, 2005 of $640,825 and $1,965,030 respectively.

 Liabilities

	As at	As at
	30-Jun-06	31-Dec-05	Variance

Accounts payable and accrued liabilities	$1,493,170	$1,929,049	($435,879)	-23%
Accounts payable - related parties	$512,720	$328,038	$184,682	56%
Convertible debt - related party, net of discount	$402	$0	$402	100%
Derivative on convertible debt	$2,176,695	$0	$2,176,695	100%
Interest payable, convertible debt	$41,096	$0	$41,096	100%
Notes payable - related party	$40,000	$90,000	($50,000)	-56%

	$4,264,083	$2,347,087	$1,916,996	82%

We had a decrease of 23% in Accounts Payable and Accrued Liabilities during the six months ended June 30, 2006. We also experienced an increase of 56% in Accounts Payable-Related Parties during this same period. In both cases, the majority of the variance is due to a reclassification of debt owed to two of our officers in the amount of $263,383. This amount was reclassified from Accounts Payable and Accrued Liabilities to Accounts Payable - Related Parties.

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2006 was $2,049,838 compared to $280,696 for the comparative period in 2005.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2006 was $5,114,565, compared to $160,156 for the six months ended June 30, 2005. Our financing activities are primarily through our financing agreements with Cornell Capital Partners, L.P.

Financing Requirements

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we had negative working capital of approximately $640,825 and an accumulated deficit of approximately $14,441,530 incurred through June30, 2006.

Our current sources of working capital are sufficient to satisfy our anticipated current working capital needs. On April 24, 2006 we entered into a Securities Purchase Agreement with the Cornell, TAIB Bank, and Certain Wealth (the “Buyers”). Pursuant to this agreement, we agreed to sell to the Buyers convertible debentures in the aggregate principal amount of $4,500,000. We believe that this financing arrangement will provide the necessary cash flow to meet our operational needs.

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

Stock Options and Warrants Granted to Employees and Non-Employees
Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”), defines a fair value-based method of accounting for stock options and other equity instruments. We have adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

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

As of June 30, 2006, we had an accumulated deficit of $14,441,530. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

Management has established plans designed to attempt to increase the sales of our products and decrease debt. We plan on continuing to reduce expenses, and with small gains in any combination of network sales, direct sales, and international sales, but there are no assurances that we will eventually be able to reverse the present deficit. Management intends to utilize the cash proceeds from the Securities Purchase Agreement with Cornell, TAIB Bank, and Certain Wealth to assist in its operating cash flow shortages.

We have been subject to a going concern opinion from our independent auditors

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2005, relative to our ability to continue as a going concern. We have negative working capital of approximately $640,825 and an accumulated deficit incurred through June 30, 2006, which raises substantial doubt about our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are dependent on our IBAs for our product marketing efforts, the loss of a significant number of IBAs or the loss of a key IBA could adversely affect our sales.

Our success and growth depend upon our ability to attract, retain and motivate our network of IBAs who market our products. IBAs are independent contractors who purchase products directly from us for resale and their own use. IBAs typically offer and sell our products on a part-time basis and may engage in other business activities, possibly including the sale of products offered by our competitors. Typically, we have non-exclusive arrangements with our IBAs, which may be canceled on short notice and contain no minimum purchase requirements. While we encourage IBAs to focus on the purchase and sale of our products, they may give higher priority to other products, reducing their efforts devoted to marketing our products. Also, our ability to attract and retain IBAs could be negatively affected by adverse publicity relating to us, our products or our operations. In addition, as a result of our network marketing program, the down-line organizations headed by a relatively small number of key IBAs are responsible for a significant percentage of total sales.

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

On March 7, 2003, the FDA proposed a new regulation to require current good manufacturing practices, or cGMPs, affecting the manufacturing, packing and holding of dietary supplements. The proposed regulation would establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes proposed requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records for handling consumer complaints related to current good manufacturing practices. The final rule resulting from this rulemaking process is currently undergoing review by the Office of Management and Budget. Publication of the final rule is expected in the next several months. Because of the long delay in issuing the final rule, there is considerable uncertainty as to the provisions of the final rule, and as to how large an impact the rule will have on the dietary supplement industry. The adoption of the final rule may adversely affect our operations and increase the cost of compliance with government regulations.

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

We believe that all of our existing and proposed products that are dietary supplements or personal care products do not require governmental approvals to market in the United States. Our key products are classified as follows:

Dietary Supplements

•	Calorad®

•	Agrisept-L®

•	Triomin

•	Noni Plus®

•	Iso-Greens®

•	Definition ® (drops)

•	Prosoteine®

Personal Care Products

•	Definition® (cream)
Calorad ® (cream)

Water Filtration Products

•	Code BlueTM
•	Code BlueTM Filter

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

Our IBAs act as independent sales people and are not closely supervised by EYI or supervised by us at all. We have little or no control or knowledge of our IBAs' actual sales activities and therefore we have little or no ability to ensure that our IBAs comply with regulations and rules regarding how they market and sell our products. It is possible that we may be held liable for the actions of our IBAs. Proceedings resulting from any complaints in connection with our IBAs' marketing and sales activities may result in significant defense costs, settlement payments or judgments and could force to curtail or cease our business operations.

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

We depend upon the continued involvement of Jay Sargeant, our President, Chief Executive Officer and Director, and Dori O'Neill, our Executive Vice President, Chief Operations Officer, Secretary, Treasurer and Director. As we are a development stage company, the further implementation of our business plan is dependent on the entrepreneurial skills and direction of management. Mr. Sargeant and Mr. O'Neill guide and direct our activity and vision. This direction requires an awareness of the market, the competition, current and future markets and technologies that would allow us to continue our operations. The loss or lack of availability of these individuals could materially adversely affect our business and operations. We do not carry "key person" life insurance for these officers and directors, and we would be adversely affected by the loss of these two key consultants.

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

Our common stock is "penny stock", which may make it more difficult for investors to sell their shares due to suitability requirements

Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a "recognized" national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share; or

•
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

ITEM 3.            CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.

Other than as described below, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated that have not been reported in our previous Quarterly Reports:

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

The claim is for an aggregate of 4.9% of the wholesale volume of sales generated by Essentially Yours Industries, Inc. from the alleged trust property, and for damages and costs. A consolidated statement of defense has been filed by Essentially Yours Industries, Inc., and interrogatories have been responded to. Management believes this claim to be without merit and intends to vigorously defend against this claim. In February 2006, the Supreme Court of British Columbia made an order that EYI and Mr. Jay Sargeant be added to the lawsuit, and the Writ of Summons and Statement of Claim be amended to add the following claims: (a) against EYI, damages for unjust enrichment and breach of trust for any amount found to be owing by Essentially Yours Industries, Inc. plus interest and costs; and (b) against Jay Sargeant, damages for unjust enrichment and breach of trust for any amount found to be owing by Essentially Yours Industries, Inc. or Barry La Rose, plus interest and costs. The Plaintiffs’ total claim is approximately $478,000. On April 13, 2006, the plaintiffs amended their pleadings to assert claims against EYI and Jay Sargeant. EYI has entered an Appearance to the action and plans to file a Defence. An order was pronounced on August 15, 2006 for the substitutional service of Mr. Jay Sargeant. This matter is set for trial commencing September 11, 2006. The parties are presently negotiating to settle these claims.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2006 we did not complete any sales of securities that were not registered pursuant to the Securities Act of 1933 and have not been reported on our previous Quarterly Reports on Form 10-QSB during the year.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 7, 2006 we filed a Preliminary Schedule 14A Information Statement with the SEC which encloses our Proxy Statement materials for our Special Meeting. Our Special Meeting will be held on August 22, 2006 in Los Angeles, California to seek shareholder approval to increase the number of authorized common shares from 1,000,000,000 to 3,000,000,000. On July 20, 2006 we filed our Definitive Schedule 14A Information Statement with the SEC.

ITEM 5.            OTHER INFORMATION.

None.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Amendment to Articles of Incorporation dated December 29, 2003.(11)

3.3	Certificate of Amendment to Articles of Incorporation dated December 31, 2003.(11)

3.4	Bylaws.(1)

3.5	Amended Bylaws. (12)

3.6	Certificate of Amendment to Articles of Incorporation dated March 30, 2006(23)

10.1	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and Flaming Gorge, Inc.(1)

10.2	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and O’Neill Enterprises, Inc.(1)

10.3	Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, A Nevada corporation, and certain shareholders of EYI Industries, Inc., A Nevada corporation.(5)

10.4	Stock Compensation Program(4)

10.5	Consulting Agreement dated December 27, 2003 between Rajesh Raniga Inc. and Safe ID Corporation.(6)

10.6	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and O’Neill Enterprises Inc.(6)

10.7	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and Flaming Gorge, Inc. (6)

10.8	Addendum to the Distribution and License Agreement between Essentially Yours Industries, Inc. and Nutri-Diem Inc. dated April 30, 2004.(6)

10.9	Letter Agreement dated May 4, 2004 between Eye Wonder, Inc. and EYI Industries, Inc.(6)

10.10	Standby Equity Distribution Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.11	Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.12	Escrow Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.13	Placement Agent Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.14	Compensation Debenture, dated June 22, 2004(7)

10.15	Securities Purchase Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.16	Investor Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.17	Security Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.18	Irrevocable Transfer Agent Instructions, dated June 22, 2004, by and among EYI Industries, Inc., Cornell Capital Partners, LP and Corporate Stock Transfer(6)

10.19	Escrow Agreement, dated June 22, 2004 by and among EYI Industries, Inc., Cornell Capital Partners, L.P. and Butler Gonzalez, LLP (6)
10.20	Form of Secured Convertible Debenture(6)

10.21	Form of Warrant(7)

10.22	Letter Agreement dated May 25, 2004 between EYI Industries, Inc. and Source Capital Group, Inc.(8)

10.23	Lease Agreement dated May 1, 2003 among 468058 B.C. Ltd., 642706 B.C. Ltd., Essentially Yours Industries Corp., and Essentially Yours Industries, Inc. (8)

10.24	5% Secured Convertible Debenture dated September 24, 2004 between EYI Industries, Inc. and Cornell Capital Partners, LP(8)

10.25	5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. and Kent Chou(8)

Exhibit Number	Description of Exhibit

10.26	5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. TAIB Bank, E.C.(8)

10.27	Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and TAIB Bank, E.C. (8)

10.28	Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Kent Chou(8)

10.29	Joint Venture Agreement dated May 28, 2004 between EYI Industries, Inc., World Wide Buyer’s Club Inc. and Supra Group, Inc.(9)

10.30	Indenture of Lease Agreement dated January 3, 2005 between Golden Plaza Company Ltd., 681563 B.C. Ltd., and 642706 B.C. Ltd. (10)
10.31	Consulting Services Agreement dated March 5, 2004 between EYI Industries, Inc. and EQUIS Capital Corp.(13)

10.32	Letter dated May 25, 2004 between Source Capital Group, Inc. and EYI Industries, Inc.(14)

10.33	Loan Agreement between Janet Carpenter and EYI Industries, Inc., dated February 10, 2005(15)

10.34	Promissory Note dated February 10, 2005 between Janet Carpenter and EYI Industries(15)

10.35	Bonus Share Agreement between Janet Carpenter and EYI Industries, Inc. dated February 14, 2005(15)

10.36	Pledge and Escrow Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP and David Gonzalez. (15)
10.37	Guaranty Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP(15)

10.37	Secured Promissory Note dated February 24, 2005 between EYI Industries, Inc. and Cornell Capital Partners, LP(15)

10.39	Agreement dated April 22, 2005 between Essentially Yours Industries Inc. and Source 1 Fulfillment(17)

10.40	Reseller Agreement dated May 11, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (16)
10.41	Termination Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.42	Standby Equity Distribution Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.43	Registration Rights Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.44	Escrow Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.45	Placement Agent Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.46	Consulting Agreement dated June 1, 2005 between EYI Industries, Inc. and Eliza Fung(18)

10.47	Addendum to the Reseller Agreement dated June 1, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (18)

10.48	Non-Circumvention and Non-Disclosure Agreement dated July 14, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (18)

10.49	Promissory Note dated August 1, 2005 between EYI Industries Inc. and Cornell capital Partners, LP(18)

10.50	Investor Relations Agreement dated July 28, 2005 between EYI Industries, Inc. and Agora Investor Relations Corp. (18)

10.51	China Agency Agreement entered into with Guanghzhou Zhongdian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation. Dated September 15, 2005(19)

10.52	Logistics Management Agreement dated September 1, 2005 between Essentially Yours Industries (Hong Kong) Limited and All In One Global Logistics Ltd. (20)

10.53	Contract for Legal Services dated September 1, 2005 between EYI Industries Inc. and M. Ali Lakhani Law Corporation(21)

10.54	Amended Investor Relations Agreement dated October 5, 2005 between EYI Industries, Inc. and Agora Investor Relations Corp. (22)

10.55	Settlement Agreement dated December 21, 2005 between EYI Industries, Inc., Halo Distribution, LLC and Business Centers, LLC. (23)
10.56	Global Consulting Group Agreement dated January 19, 2006 entered into with Global Consulting Group Inc. and EYI Industries Inc. (23)
10.57	Consulting Agreement dated January 27, 2006 entered into with Lou Prescott and Essentially Yours Industries, Inc. (23)

Exhibit Number	Description of Exhibit

10.58	Termination Agreement dated April 3, 2006 between EYI Industries Inc. and Cornell Capital Partners, LP (25)

10.59	Letter of Intent dated April 6, 2006 between Essentially Yours Industries (International) Limited and Rommel Panganiban and Raul Batista (25)

10.60	Securities Purchase Agreement, dated as of April 24, 2006, by and between EYI Industries, Inc. and the Buyers listed therein(24)

10.61	Registration Rights Agreement, dated as of April 24, 2006, by and between EYI Industries, Inc. and the Buyers listed therein(24)

10.62	$750,000 Secured Convertible Debenture No. CCP-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.63	$333,333 Secured Convertible Debenture CW-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.64	$416,667 Secured Convertible Debenture TAIB-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.65	Security Agreement, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.66	Warrant No. CCP-001, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.67	Warrant No. CCP-002, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.68	Warrant No. CCP-003, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.69	Warrant No. CCP-004, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.70	Warrant No. CCP-005, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.71	Warrant No. CCP-006, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.72	Warrant No. CCP-007, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.73	Warrant, No. CCP-008, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.74	Warrant No. CCP-009, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.75	Warrant No. CCP-010, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.76	Warrant No. CCP-011, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.77	Warrant No. CCP-012, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.78	Warrant No. CCP-013, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.79	Warrant No. CCP-014, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.80	Warrant No. CCP-015, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.81	Warrant No. CCP-016, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.82	Warrant No. CCP-017, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.83	Irrevocable Transfer Agent Instructions, dated April 24, 2006, by and among the Company, the Buyers listed therein and Corporate Stock Transfer, Inc. (24)

Exhibit Number	Description of Exhibit

10.84	Consulting Agreement dated May 1, 2006 between Essentially Yours Industries (Hong Kong) Limited and Siu Chung (Freeda) Chan (25)
10.85	Amended Logistics Management Agreement dated May 1, 2006 between Essentially Yours Industries (Hong Kong) Limited and All In One Global Logistics Ltd.

10.86	Distribution Agreement dated May 17, 2006 between Essentially Yours Industries (Hong Kong) Limited and Nozin, LLC(27)

10.86	Consulting Agreement dated July 1, 2006 between Essentially Yours Industries, Inc. and James Toll

10.87	Letters dated July 12, 2006 and July 14, 2006 from Metals & Arsenic Removal Technology

10.88	Addendum to the China Agency Agreement dated September 15, 2005 between EYI HK and Guangzhou Zhondian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation (28)

14.1	Code of Ethics(5)

21.1	List of Subsidiaries(23)

23.1	Consent of Williams & Webster, P.S. (26)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________
(1)	Filed as an exhibit to the registration statement on Form 10-SB/A of Safe ID Corporation, filed with the SEC on September 21, 2000.
(2)	Filed as an exhibit to the registration statement on Form SB-2 of Essentially Yours Industries, Inc., filed with the SEC on November 12, 2002.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 8, 2004.
(4)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on March 30, 2004.
(5)	Filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004.
(6)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2004, filed with the SEC on May 24, 2004.
(7)	Filed as an exhibit to our registration statement on Form SB-2, filed with the SEC on September 17, 2004.
(8)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.
(9)	Filed as an exhibit to our Amendment No. 1 to our registration statement on Form SB-2 on December 23, 2004.
(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 12, 2005.
(11)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.
(12)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 10, 2005.
(13)	Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended March 31, 2004, filed with the SEC on December 15, 2004.
(14)	Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended June 30, 2004, filed with the SEC on December 15, 2004.
(15)	Filed as an exhibit to our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the SEC on April 18, 2005.
(16)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 17, 2005.
(17)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2005, filed with the SEC on May 23, 2005.
(18)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2005, filed with the SEC on August 19, 2005.
(19)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 27, 2005.
(20)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005.
(21)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005.
(22)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005.
(23)	Filed as an exhibit to our annual report on Form 10-KSB for the period ended December 31, 2005, filed with the SEC on March 31, 2006.
(24)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 28, 2006.
(25)	Filed as an exhibit to our Quarterly Report on From 10-QSB for the period ended March 31, 2006, filed with the SEC on May 16, 2006.
(26)	Filed as an exhibit to our registration statement on Form SB-2/A on June 21, 2006.
(27)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 28, 2006
(28)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 3, 2006

(b) Reports on Form 8-K:

Date of Event	Date of filing	Description of the Form 8-K
July 27, 2006	August 3, 2006
Disclosure of an Addendum to the China Agency Agreement dated September 15, 2005 between EYI HK and Guangzhou Zhongdian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation

July 21, 2006	July 24, 2006	Disclosure of news release dated July 21, 2006 regarding a non-binding letter of intent with Mach 3 Technologies Group, LLC
May 17, 2006	May 24, 2006	Disclosure of Distribution Agreement dated May 17, 2006 with Nozin, LLC
May 11, 2006	May 11, 2006	Amendment No. 1 to Form 8-K filed on May 1, 2006
April 24, 2006	May 1, 2006	Disclosure of securities purchase agreement pursuant to which EYI will sell convertible debentures and issuance of warrants to Cornell Capital Partners, LP
April 3, 2006	April 4, 2006	Disclosure of Termination Agreement with Cornell Capital Partners

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYI INDUSTRIES, INC.
By:	/s/ Jay Sargeant
Jay Sargeant
President, Chief Executive Officer,
and Director
(Principal Executive Officer)
Date: August 21, 2006

By:	/s/ Rajesh Raniga
Rajesh Raniga
Chief Financial Officer
(Principal Accounting Officer)
Date: August 21, 2006