Form 10QSB/A
period 2006-06-30
EYI INDUSTRIES INC.
filed 2006-08-23
CIK 1104120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note

This Amended Quarterly Report on Form 10-QSB/A dated August 23, 2006 is being filed to:

(i)
correct typographical errors contained in the registrant's revenues and gross profit disclosed under the heading "Item 2. Management's Discussion and Analysis or Plan of Operation - Results of Operations" for the three months ended June 30, 2006;

Other than the foregoing items and conforming changes related thereto, no part of the Quarterly Report on Form 10-QSB filed on August 21, 2006 is being amended, and the filing of this Amended Quarterly Report on Form 10-QSB/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to August 21, 2006.

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

EYI INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,066,354	$25,639
Accounts receivable, net of allowance	54,387	48,783
Related party receivables	120	-
Prepaid expenses	74,965	12,387
Inventory	427,432	295,248
TOTAL CURRENT ASSETS	3,623,258	382,057

OTHER ASSETS
Property, plant and equipment, net	64,863	49,671
Deposits	66,788	67,603
TOTAL OTHER ASSETS	131,651	117,274

INTANGIBLE ASSETS	13,944	15,044

TOTAL ASSETS	$3,768,853	$514,375

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,493,170	$1,929,049
Accounts payable - related parties	512,720	328,038
Convertible debt - related party, net of discount	402	-
Derivative on convertible debt	2,176,695	-
Interest payable, convertible debt	41,096	-
Notes payable - related party	40,000	90,000
TOTAL CURRENT LIABILITIES	4,264,083	2,347,087

Net liabilities from discontinued operations	375,344	375,344

MINORITY INTEREST IN SUBSIDIARY	200,518	262,057

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares
authorized, 263,267,934 and 217,600,875 shares issued
and outstanding, respectively	263,268	217,600
Additional paid-in capital	8,717,640	6,155,518
Stock options and warrants	4,584,530	2,698,984
Subscription receivable	(195,000)	(195,000)
Accumulated deficit	(14,441,530)	(11,347,215)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,071,092)	(2,470,113)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,768,853	$514,375

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE, NET OF RETURNS AND ALLOWANCES	$1,009,978	$1,225,216	$2,118,737	$2,514,283
COST OF GOODS SOLD	390,896	254,402	678,848	489,936
GROSS PROFIT BEFORE COMMISSION EXPENSE	619,082	970,814	1,439,889	2,024,347
COMMISSION EXPENSE	379,274	450,857	764,717	922,462
GROSS PROFIT AFTER COST OF GOODS SOLD AND
COMMISSION EXPENSE	239,808	519,957	675,172	1,101,885
OPERATING EXPENSES
Consulting fees	224,363	240,848	484,099	478,810
Legal and professional fees	86,760	80,512	161,242	146,757
Customer service	66,587	65,471	107,003	152,005
Finance and administration	146,567	92,898	428,694	300,978
Sales and marketing	133,668	1,273	212,292	4,991
Telecommunications	34,365	124,890	65,025	242,258
Wages and benefits	321,822	371,526	599,393	743,152
Warehouse expense	67,775	16,819	130,673	61,846
TOTAL OPERATING EXPENSES	1,081,996	994,237	2,188,421	2,130,797
LOSS FROM OPERATIONS	(842,188)	(474,280)	(1,513,249)	(1,028,912)
OTHER INCOME (EXPENSES)
Interest and other income	112	319	243	3,468
Interest expense	(47,588)	(34,442)	(56,734)	(54,578)
Financing fees	(89,002)	(62,500)	(306,937)	(62,500)
Loss on derivatives	(1,295,508)	-	(1,295,508)	-
Foreign currency gain (discount)	11,663	(13,191)	16,332	(149,487)
TOTAL OTHER INCOME (EXPENSES)	1,420,323)	(109,814)	(1,642,604)	(263,097)
NET LOSS BEFORE TAXES	(2,262,511)	(584,094)	(3,155,853)	(1,292,009)
PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST	(2,262,511)	(584,094)	(3,155,853)	(1,292,009)
ALLOCATION OF LOSS TO MINORITY INTEREST	44,119	17,161	61,539	32,749
ALLOCATION OF LOSS TO DISCONTINUED OPERATIONS	-	(296,000)	-	(387,461)
NET LOSS	$(2,218,392)	$(862,933)	(3,094,314)	$(1,646,721)
BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	261,271,926	157,060,345	261,271,926	157,060,345

The accompanying condensed notes are an integral part of these financials

EYI INDUSTRIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional
	Number of		Paid-in	Subscription	Option/	Accumulated
	Shares	Amount	Capital	Receivable	Warrants	Deficit	Total
Balance December 31, 2004	162,753,292	$162,753	$3,048,606	$(15,000)	$2,563,044	$(7,085,205)	$(1,325,802)

Stock issued at $0.06 per Share for promissory note for exercise of options	3,000,000	3,000	177,000	(180,000)	-	-	-

Vested stock options issued for consulting at an average price of $0.07 per share	-	-	-	-	35,250	-	35,250

Vested stock options issued for employee compensation at an average price of $0.07 per share	-	-	-	-	133,750	-	133,750

Stock issued to employee for financing guaranty & pledge valued at $0.05 per share	800,000	800	39,200	-	-	-	40,000

Consultant-options exercised	250,000	250	14,750	-	(5,000)	-	10,000

Gladys Sargeant 506 Subscription Agreement	1,000,000	1,000	4,000	-	15,000	-	20,000

Vested stock option issued for consulting at an average price of $0.03 per share	-	-	-	-	62,250	-	62,250

Cancelled stock options issued for compensation and consulting at an average price of $0.08 per option	-	-	425,300	-	(425,300)	-	-

Cancelled stock options issued for compensation at $0.20	-	-	2,400	-	(2,400)	-	-

Stock issued to TAIB Bank to retire $75,000 of $300,000 debenture	2,027,027	2,027	72,973	-	-	-	75,000

Stock issued to TAIB Bank to retire $170,000 of $300,000 debenture plus interest of $10,830	4,487,096	4,487	176,343	-	-	-	180,830

Stock issued to TAIB Bank to retire $5,000 debenture plus interest of $14,245	375,146	375	18,870	-	-	-	19,245

Stock issued to Agora as part of contract	250,000	250	12,250	-	-	-	12,500

Stock issued to Consultant as part of contract	500,000	500	34,500	-	-	-	35,000

Stock issued for exercise of options at $0.08 per share	100,000	100	7,900	-	-	-	8,000

Stock issued to Cornell to retire prom note	22,789,581	22,789	1,008,099	-	-	-	1,030,888

Vested stock options issued for consulting at an average price of $0.20 per share	-	-	-	-	33,500	-	33,500

Vested stock options issued for employee and management compensation at an average price of $0.20 per share	-	-	-	-	27,840	-	27,840

Stock issued to Cornell in exchange for $700,000 pursuant to SEDA	19,268,733	19,269	680,731	-	-	-	700,000

Cancelled stock options issued for compensation	-	-	10,500	-	(10,500)	-	-

Vested stock options for consulting at an average price of $0.20 per share	-	-	-	-	271,550	-	271,550

Beneficial conversion of convertible debt	-	-	422,096	-	-	-	422,096

Net loss for year ended December 31, 2005	-	-	-	-	-	(4,262,010)	(4,262,010)

Balance, December 31, 2005	217,600,875	$217,600	$6,155,518	$(195,000)	$2,698,984	(11,347,215)	$(2,470,113)

Vested stock options issued for consulting at an average price of $0.20 per share	-	-	-	-	3,750	-	3,750

Stock issued to Cornell in exchange for $1,084,565 pursuant to the SEDA	42,941,686	42,942	1,041,623	-	-	-	1,084,565

Shares returned to treasury	(268,639)	(269)	269	-	-	-	-

Beneficial conversion of convertible debt	-	-	200,207	-	-	-	200,207

Stock issued to Cornell to retire portion of debenture	1,497,006	1,497	23,503	-	-	-	25,000

Stock issued to Certain Wealth to retire portion of debenture	664,671	665	10,435	-	-	-	11,000

Stock issued to TAIB Bank to retire portion of debenture	832,335	832	13,068	-	-	-	13,900

Warrants issued to Cornell Capital for financing services	-	-	-	-	3,148,413	0	3,148,413

Vested stock options for consulting at $0.10 per share	-	-	-	-	5,000	0	5,000

Vested stock options issued to employees at $0.02 per share	-	-	-	-	1,400	0	1,400

Expired Consultant stock options	-	-	961,300	-	(961,300)	0	-

Expired employee stock options	-	-	311,717	-	(311,717)	0	-

Net loss for period ended June 30, 2006	-	-	-	-	-	(3,094,314)	(3,094,314)

Balance June 30, 2006 (Unaudited)	263,267,934	$263,268	$8,717,640	$(195,000)	$4,584,530	$(14,441,529)	$(1,071,092)

The accompanying condensed notes are an integral part of these financials

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended	Six Months Ended
	(Unaudited) June 30, 2006	June 30, 2005
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(3,094,314)	$(1,646,721)
Loss allocated to minority interest	61,539	32,749
	(3,155,853)	(1,679,470)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	9,918	44,064
Stock and warrants issued for employee compensation and consulting	10,150	231,250
Loss (gain) on valuation of derivative	1,295,508	-
Stock issued for financing guaranty & pledge	-	40,000
Discount recognized on convertible debt	50,002	38,159
Beneficial conversion of convertible debt	200,207	-
Liabilities in excess of assets on discontinued operations	-	382,067
Decrease (increase) in:
Related party receivables	(120)	427
Accounts receivable	(5,603)	5,351
Prepaid expenses	(62,578)	188,013
Inventory	(132,184)	48,431
Deposits	816	(3,385)
Increase (decrease) in:
Accounts payable and accrued liabilities	(435,879)	249,301
Accounts payable - related parties	184,682	175,096
Notes payable, related party	(50,000)	-
Interest payable, convertible debt	41,096	-
Net cash used by operating activities	(2,049,838)	(280,696)
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Decrease (increase) in restricted cash	-	100,248
Decrease (increase) in property, plant, and equipment	(24,012)	(12,726)
Net cash provided by investing activities	(24,012)	87,522
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Net change in bank indebtedness	-	(48,344)
Issuance of stock, net of private placement costs & warrants	-	8,500
Proceeds from Cornell SEDA	1,084,565	-
Net proceeds from loan payable - Cornell	-	200,000
Net proceeds from convertible debt	4,030,000	-
Net cash provided by financing activities	5,114,565	160,156
Net increase in cash and cash equivalents	3,040,715	(33,018)
CASH - Beginning of Year	25,639	33,018
CASH - End of Period	$3,066,354	$-
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$56,756	$34,442
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Beneficial conversion of convertible debt	$200,207	$-
Stock subscription for promissory note	$-	$180,000
Stock options and warrants vested for consulting and compensation	$10,150	$231,250
Stock issued for options exercised in lieu of legal fees	$-	$10,000
Stock and warrants issued through private placement	$-	$20,000

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

Following is a summary of the status of the stock options during the three months:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2005	16,252,390	$0.14
Granted	-	-
Exercised	-	-
Forfeited or cancelled	7,212,640	-
Options outstanding at June 30, 2006	9,039,750	$0.10
Options exercisable at June 30, 2006	8,969,750	$0.10

Weighted average fair value of options granted		$0.06

Summarized information about stock options outstanding and exercisable at June 30, 2006 is as follows:

Options Outstanding
Exercise		Weighted Ave.	Weighted Ave.
Price	Number	Remaining	Exercise
Range	of Shares	Life	Price
$0.02 - $0.26	9,039,750	0.81	$0.10

Options Exercisable
Exercise		Weighted Ave.	Weighted Ave.
Price	Number	Remaining	Exercise
Range	of Shares	Life	Price
$0.02 - $0.26	8,969,750	0.80	$0.10

Summarized information about non- vested but granted stock options outstanding at June 30, 2006 is as follows:

Non-vested Granted Options Outstanding
Exercise		Weighted Ave.	Weighted Ave.
Price	Number	Remaining	Exercise
Range	of Shares	Life	Price
$0.02 - $0.10	70,000	1.42	$0.02

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

Revenues

During the three months ended June 30, 2006 we had total revenues of $1,009,978 as compared to revenues of $1,225,216 for the same period in 2005 which represents a decline of $215,238 or 18%. The year-to-date results for 2006 compared with 2005 indicate a revenue decline of $395,546 or 16%.The decrease in our revenues can be primarily attributed to the following factors:

•	Our inability to attract new IBA's

•	Lack of IBA participation in our auto-ship program

Gross Profit before Commission Expense

During the three months ended June 30, 2006 as compared to the same period in 2005, we had gross profits of $619,082 and $970,814 respectively. This represents a decline of $351,732 or 36%. The year-to-date results for 2006 compared with 2005 indicate that the gross profit has declined $584,458 or 29%. The decline in our gross profit is primarily attributed to our decreased binary sales in relation to other revenue segments that have a higher percentage of cost-of-goods.

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

ITEM 5.            OTHER INFORMATION.

None.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles of Incorporation dated December 29, 2003.(11)
3.3	Certificate of Amendment to Articles of Incorporation dated December 31, 2003.(11)
3.4	Bylaws.(1)
3.5	Amended Bylaws. (12)
3.6	Certificate of Amendment to Articles of Incorporation dated March 30, 2006(23)
10.1	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and Flaming Gorge, Inc.(1)
10.2	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and O’Neill Enterprises, Inc.(1)
10.3	Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, A Nevada corporation, and certain shareholders of EYI Industries, Inc., A Nevada corporation.(5)
10.4	Stock Compensation Program(4)
10.5	Consulting Agreement dated December 27, 2003 between Rajesh Raniga Inc. and Safe ID Corporation.(6)
10.6	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and O’Neill Enterprises Inc.(6)
10.7	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and Flaming Gorge, Inc. (6)
10.8	Addendum to the Distribution and License Agreement between Essentially Yours Industries, Inc. and Nutri-Diem Inc. dated April 30, 2004.(6)
10.9	Letter Agreement dated May 4, 2004 between Eye Wonder, Inc. and EYI Industries, Inc.(6)
10.10	Standby Equity Distribution Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.11	Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.12	Escrow Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.13	Placement Agent Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.14	Compensation Debenture, dated June 22, 2004(7)
10.15	Securities Purchase Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.16	Investor Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.17	Security Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.18	Irrevocable Transfer Agent Instructions, dated June 22, 2004, by and among EYI Industries, Inc., Cornell Capital Partners, LP and Corporate Stock Transfer(6)
10.19	Escrow Agreement, dated June 22, 2004 by and among EYI Industries, Inc., Cornell Capital Partners, L.P. and Butler Gonzalez, LLP(6)
10.20	Form of Secured Convertible Debenture(6)
10.21	Form of Warrant(7)
10.22	Letter Agreement dated May 25, 2004 between EYI Industries, Inc. and Source Capital Group, Inc.(8)

Exhibit Number	Description of Exhibit
10.23	Lease Agreement dated May 1, 2003 among 468058 B.C. Ltd., 642706 B.C. Ltd., Essentially Yours Industries Corp., and Essentially Yours Industries, Inc. (8)
10.24	5% Secured Convertible Debenture dated September 24, 2004 between EYI Industries, Inc. and Cornell Capital Partners, LP(8)
10.25	5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. and Kent Chou(8)
10.26	5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. TAIB Bank, E.C.(8)
10.27	Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and TAIB Bank, E.C. (8)
10.28	Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Kent Chou(8)
10.29	Joint Venture Agreement dated May 28, 2004 between EYI Industries, Inc., World Wide Buyer’s Club Inc. and Supra Group, Inc.(9)
10.30	Indenture of Lease Agreement dated January 3, 2005 between Golden Plaza Company Ltd., 681563 B.C. Ltd., and 642706 B.C. Ltd.(10)
10.31	Consulting Services Agreement dated March 5, 2004 between EYI Industries, Inc. and EQUIS Capital Corp.(13)
10.32	Letter dated May 25, 2004 between Source Capital Group, Inc. and EYI Industries, Inc.(14)
10.33	Loan Agreement between Janet Carpenter and EYI Industries, Inc., dated February 10, 2005(15)
10.34	Promissory Note dated February 10, 2005 between Janet Carpenter and EYI Industries(15)
10.35	Bonus Share Agreement between Janet Carpenter and EYI Industries, Inc. dated February 14, 2005(15)
10.36	Pledge and Escrow Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP and David Gonzalez. (15)
10.37	Guaranty Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP(15)
10.38	Secured Promissory Note dated February 24, 2005 between EYI Industries, Inc. and Cornell Capital Partners, LP(15)
10.39	Agreement dated April 22, 2005 between Essentially Yours Industries Inc. and Source 1 Fulfillment(17)
10.40	Reseller Agreement dated May 11, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (16)
10.41	Termination Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
10.42	Standby Equity Distribution Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
10.43	Registration Rights Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
10.44	Escrow Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
10.45	Placement Agent Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
10.46	Consulting Agreement dated June 1, 2005 between EYI Industries, Inc. and Eliza Fung(18)
10.47	Addendum to the Reseller Agreement dated June 1, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (18)
10.48	Non-Circumvention and Non-Disclosure Agreement dated July 14, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (18)
10.49	Promissory Note dated August 1, 2005 between EYI Industries Inc. and Cornell capital Partners, LP(18)
10.50	Investor Relations Agreement dated July 28, 2005 between EYI Industries, Inc. and Agora Investor Relations Corp. (18)
10.51	China Agency Agreement entered into with Guanghzhou Zhongdian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation. Dated September 15, 2005(19)
10.52	Logistics Management Agreement dated September 1, 2005 between Essentially Yours Industries (Hong Kong) Limited and All In One Global Logistics Ltd. (20)
10.53	Contract for Legal Services dated September 1, 2005 between EYI Industries Inc. and M. Ali Lakhani Law Corporation(21)
10.54	Amended Investor Relations Agreement dated October 5, 2005 between EYI Industries, Inc. and Agora Investor Relations Corp. (22)

Exhibit Number	Description of Exhibit
10.55	Settlement Agreement dated December 21, 2005 between EYI Industries, Inc., Halo Distribution, LLC and Business Centers, LLC. (23)
10.56	Global Consulting Group Agreement dated January 19, 2006 entered into with Global Consulting Group Inc. and EYI Industries Inc. (23)
10.57	Consulting Agreement dated January 27, 2006 entered into with Lou Prescott and Essentially Yours Industries, Inc. (23)
10.58	Termination Agreement dated April 3, 2006 between EYI Industries Inc. and Cornell Capital Partners, LP (25)
10.59	Letter of Intent dated April 6, 2006 between Essentially Yours Industries (International) Limited and Rommel Panganiban and Raul Batista (25)
10.60	Securities Purchase Agreement, dated as of April 24, 2006, by and between EYI Industries, Inc. and the Buyers listed therein(24)
10.61	Registration Rights Agreement, dated as of April 24, 2006, by and between EYI Industries, Inc. and the Buyers listed therein(24)
10.62	$750,000 Secured Convertible Debenture No. CCP-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)
10.63	$333,333 Secured Convertible Debenture CW-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)
10.64	$416,667 Secured Convertible Debenture TAIB-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)
10.65	Security Agreement, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)
10.66	Warrant No. CCP-001, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.67	Warrant No. CCP-002, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.68	Warrant No. CCP-003, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.69	Warrant No. CCP-004, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.70	Warrant No. CCP-005, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.71	Warrant No. CCP-006, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.72	Warrant No. CCP-007, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.73	Warrant, No. CCP-008, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.74	Warrant No. CCP-009, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.75	Warrant No. CCP-010, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.76	Warrant No. CCP-011, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.77	Warrant No. CCP-012, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.78	Warrant No. CCP-013, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.79	Warrant No. CCP-014, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.80	Warrant No. CCP-015, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.81	Warrant No. CCP-016, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

Exhibit Number	Description of Exhibit
10.82	Warrant No. CCP-017, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.83	Irrevocable Transfer Agent Instructions, dated April 24, 2006, by and among the Company, the Buyers listed therein and Corporate Stock Transfer, Inc. (24)
10.84	Consulting Agreement dated May 1, 2006 between Essentially Yours Industries (Hong Kong) Limited and Siu Chung (Freeda) Chan (25)
10.85	Amended Logistics Management Agreement dated May 1, 2006 between Essentially Yours Industries (Hong Kong) Limited and All In One Global Logistics Ltd.
10.86	Distribution Agreement dated May 17, 2006 between Essentially Yours Industries (Hong Kong) Limited and Nozin, LLC(27)
10.87	Consulting Agreement dated July 1, 2006 between Essentially Yours Industries, Inc. and James Toll
10.88	Letters dated July 12, 2006 and July 14, 2006 from Metals & Arsenic Removal Technology
10.89	Addendum to the China Agency Agreement dated September 15, 2005 between EYI HK and Guangzhou Zhondian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation (28)
14.1	Code of Ethics(5)
21.1	List of Subsidiaries(23)
23.1	Consent of Williams & Webster, P.S. (26)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________

(1)	Filed as an exhibit to the registration statement on Form 10-SB/A of Safe ID Corporation, filed with the SEC on September 21, 2000.
(2)	Filed as an exhibit to the registration statement on Form SB-2 of Essentially Yours Industries, Inc., filed with the SEC on November 12, 2002.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 8, 2004.
(4)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on March 30, 2004.
(5)	Filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004.
(6)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2004, filed with the SEC on May 24, 2004.
(7)	Filed as an exhibit to our registration statement on Form SB-2, filed with the SEC on September 17, 2004.
(8)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.
(9)	Filed as an exhibit to our Amendment No. 1 to our registration statement on Form SB-2 on December 23, 2004.
(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 12, 2005.
(11)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.
(12)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 10, 2005.
(13)	Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended March 31, 2004, filed with the SEC on December 15, 2004.
(14)	Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended June 30, 2004, filed with the SEC on December 15, 2004.
(15)	Filed as an exhibit to our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the SEC on April 18, 2005.
(16)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 17, 2005.
(17)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2005, filed with the SEC on May 23, 2005.
(18)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2005, filed with the SEC on August 19, 2005.
(19)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 27, 2005.
(20)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005.
(21)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005.
(22)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005.
(23)	Filed as an exhibit to our annual report on Form 10-KSB for the period ended December 31, 2005, filed with the SEC on March 31, 2006.
(24)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 28, 2006.
(25)	Filed as an exhibit to our Quarterly Report on From 10-QSB for the period ended March 31, 2006, filed with the SEC on May 16, 2006.
(26)	Filed as an exhibit to our registration statement on Form SB-2/A on June 21, 2006.
(27)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 28, 2006
(28)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 3, 2006

(b) Reports on Form 8-K:

Date of Event	Date of filing	Description of the Form 8-K
July 27, 2006	August 3, 2006

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
Date: August 23, 2006

By:	/s/ Rajesh Raniga
Rajesh Raniga
Chief Financial Officer (Principal Accounting Officer) Date: August 23, 2006