Form 10QSB
period 2006-09-30
EYI INDUSTRIES INC.
filed 2006-11-20
CIK 1104120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 336,267,350 shares of common stock issued and outstanding as of November 17, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

As used in this quarterly report, the terms "we", "us", "our", “EYI” and "our company" mean EYI Industries, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

EYI INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,879,075	$25,639
Accounts receivable, net of allowance	36,193	48,783
Related party receivables	31,250	-
Prepaid expenses	97,795	12,387
Inventory	511,625	295,248
TOTAL CURRENT ASSETS	2,555,938	382,057

OTHER ASSETS
Property, plant and equipment, net	75,714	49,671
Deposits	26,011	67,603
TOTAL OTHER ASSETS	101,725	117,274

INTANGIBLE ASSETS	13,387	15,044

TOTAL ASSETS	$2,671,050	$514,375

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,374,522	$1,929,049
Accounts payable - related parties	460,149	328,038
Convertible debt - related party, net of discount	2,549,263	-
Derivative on convertible debt	1,354,824	-
Interest payable, convertible debt	149,681	-
Notes payable - related party	50,000	90,000
TOTAL CURRENT LIABILITIES	5,938,439	2,347,087

Net liabilities from discontinued operations	375,344	375,344

COMMITMENTS AND CONTINGENCIES MINORITY INTEREST IN SUBSIDIARY	140,813	262,057

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 3,000,000,000 shares
authorized, 294,011,932 and 217,600,875 shares issued
and outstanding, respectively	294,011	217,600
Additional paid-in capital	9,114,960	6,155,518
Stock options and warrants	4,446,082	2,698,984
Subscription receivable	(195,000)	(195,000)
Accumulated deficit	(17,443,599)	(11,347,215)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,783,546)	(2,470,113)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,671,050	$514,375

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE, NET OF RETURNS AND ALLOWANCES	$949,429	$1,335,963	$3,068,166	$3,850,246
COST OF GOODS SOLD	268,763	350,188	947,611	840,125
GROSS PROFIT BEFORE COMMISSION EXPENSE	680,666	985,775	2,120,555	3,010,121
COMMISSION EXPENSE	355,556	513,449	1,120,273	1,435,911
GROSS PROFIT AFTER COST OF GOODS SOLD AND
COMMISSION EXPENSE	325,110	472,326	1,000,282	1,574,210
OPERATING EXPENSES
Consulting fees	259,639	273,026	743,738	751,836
Legal and professional fees	266,908	107,333	428,150	254,090
Customer service	62,718	9,771	169,721	161,776
Finance and administration	214,835	299,735	643,529	663,213
Sales and marketing	59,339	42,569	271,631	47,560
Telecommunications	32,930	118,881	97,955	361,139
Wages and benefits	264,899	252,095	864,292	995,247
Warehouse expense	98,995	66,220	229,668	128,066
TOTAL OPERATING EXPENSES	1,260,263	1,169,630	3,448,684	3,362,927
LOSS FROM OPERATIONS	(935,153)	(697,304)	(2,448,403)	(1,788,717)
OTHER INCOME (EXPENSES)
Interest and other income	2,162	158	2,405	3,625
Interest expense	(117,803)	(103,581)	(174,537)	(158,159)
Financing fees	(285,534)	30,318	(592,471)	-
Loss on derivatives	(1,731,034)	-	(3,026,542)	-
Foreign currency gain (discount)	5,587	-	21,919	(119,169)
TOTAL OTHER INCOME (EXPENSES)	(2,126,622)	(73,105)	(3,769,226)	(273,703)
NET LOSS BEFORE TAXES	(3,061,775)	(770,409)	(6,217,628)	(2,062,420)
PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST	(3,061,775)	(770,409)	(6,217,628)	(2,062,420)
ALLOCATION OF LOSS TO MINORITY INTEREST	59,705	14,886	121,244	47,635
ALLOCATION OF LOSS TO DISCONTINUED OPERATIONS	-	7,093	-	(380,368)
NET LOSS	$(3,002,070)	$(748,430)	(6,096,384)	$(2,395,153)
BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$ nil	$(0.01)	$ nil	$(0.02)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	286,014,193	172,702,928	286,014,193	168,678,060

The accompanying condensed notes are an integral part of these financials

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
	Number of		Paid-in	Subscription	Option/	Accumulated
	Shares	Amount	Capital	Receivable	Warrants	Deficit	Total
Balance December 31, 2004	162,753,292	$162,753	$3,048,606	$(15,000)	$2,563,044	$(7,085,205)	$(1,325,802)

Stock issued at $0.06 per Share for promissory note for exercise of options	3,000,000	3,000	177,000	(180,000)	-	-	-

Vested stock options issued for consulting at an average price of $0.07 per share	-	-	-	-	35,250	-	35,250

Vested stock options issued for employee compensation at an average price of $0.07 per share	-	-	-	-	133,750	-	133,750

Stock issued to employee for financing guaranty & pledge valued at $0.05 per share	800,000	800	39,200	-	-	-	40,000

Consultant-options exercised	250,000	250	14,750	-	(5,000)	-	10,000

Gladys Sargeant 506 Subscription Agreement	1,000,000	1,000	4,000	-	15,000	-	20,000

Vested stock option issued for consulting at an average price of $0.03 per share	-	-	-	-	62,250	-	62,250

Cancelled stock options issued for compensation and consulting at an average price of $0.08 per option	-	-	425,300	-	(425,300)	-	-

Cancelled stock options issued for compensation at $0.20	-	-	2,400	-	(2,400)	-	-

Stock issued to TAIB Bank to retire $75,000 of $300,000 debenture	2,027,027	2,027	72,973	-	-	-	75,000

Stock issued to TAIB Bank to retire $170,000 of $300,000 debenture plus interest of $10,830	4,487,096	4,487	176,343	-	-	-	180,830

Stock issued to TAIB Bank to retire $5,000 debenture plus interest of $14,245	375,146	375	18,870	-	-	-	19,245

Stock issued to Agora as part of contract	250,000	250	12,250	-	-	-	12,500

Stock issued to Consultant as part of contract	500,000	500	34,500	-	-	-	35,000

Stock issued for exercise of options at $0.08 per share	100,000	100	7,900	-	-	-	8,000

Stock issued to Cornell to retire prom note	22,789,581	22,789	1,008,099	-	-	-	1,030,888

Vested stock options issued for consulting at an average price of $0.20 per share	-	-	-	-	33,500	-	33,500

Vested stock options issued for employee and management compensation at an average price of $0.20 per share	-	-	-	-	27,840	-	27,840

Stock issued to Cornell in exchange for $700,000 pursuant to SEDA	19,268,733	19,269	680,731	-	-	-	700,000

Cancelled stock options issued for compensation	-	-	10,500	-	(10,500)	-	-

Vested stock options for consulting at an average price of $0.20 per share	-	-	-	-	271,550	-	271,550

Beneficial conversion of convertible debt	-	-	422,096	-	-	-	422,096

Net loss for year ended December 31, 2005	-	-	-	-	-	(4,262,010)	(4,262,010)

Balance, December 31, 2005	217,600,875	$217,600	$6,155,518	$(195,000)	$2,698,984	(11,347,215)	$(2,470,113)

Vested stock options issued for consulting at an average price of $0.20 per share	-	-	-	-	3,750	-	3,750

Stock issued to Cornell in exchange for $1,084,565 pursuant to the SEDA	42,941,686	42,942	1,041,623	-	-	-	1,084,565

Shares returned to treasury	(268,639)	(269)	269	-	-	-	-

Beneficial conversion of convertible debt	-	-	200,207	-	-	-	200,207

Stock issued to Cornell to retire portion of debenture	1,497,006	1,497	23,503	-	-	-	25,000

Stock issued to Certain Wealth to retire portion of debenture	664,671	665	10,435	-	-	-	11,100

Stock issued to TAIB Bank to retire portion of debenture	832,335	832	13,068	-	-	-	13,900

Warrants issued to Cornell Capital for financing services	-	-	-	-	3,148,413	-	3,148,413

Vested stock options for consulting at $0.10 per share	-	-	-	-	5,000	-	5,000

Vested stock options issued to employees at $0.02 per share	-	-	-	-	1,400	-	1,400

Expired Consultant stock options	-	-	961,300	-	(961,300)	-	-

Expired employee stock options	-	-	311,717	-	(311,717)	-	-

Stock issued to Cornell to retire portion of debenture	15,371,998	15,372	95,864	-	-	-	111,236

Stock issued to Certain Wealth to retire portion of debenture	6,825,244	6,825	42,331	-	-	-	49,156

Stock issued to TAIB Bank to retire portion of debenture	8,546,756	8,547	53,033	-	-	-	61,580

Vested stock options issued to employees at $0.06 per share	-	-	-	-	40	-	40

Expired consultant stock options	-	-	38,500	-	(38,500)	-	-

Expired employee stock options	-	-	99,988	-	(99,988)	-	-

Beneficcial conversion of convertible debt	-	-	67,604	-			67,604

Net loss for period ended September 30, 2006	-	-	-	-	-	(6,096,384)	(6,096,384)
Balance September 30, 2006 (Unaudited)	294,011,932	$294,011	$9,114,960	$(195,000)	$4,446,082	$(17,443,599)	(3,783,546)

The accompanying condensed notes are an integral part of these financials

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(6,096,383)	$(2,395,153)
Loss allocated to minority interest	121,244	47,635
	$(6,217,627)	(2,442,778)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	16,007	52,504
Stock and warrants issued for employee compensation and consulting	10,190	292,590
Stock issued for options exercised in lieu of debt	-	11,500
Stock issued for options exercised in lieu of consulting and legal fees	-	57,500
Stock issued for interest on convertible debt	-	44,570
Loss (gain) on valuation of derivative	3,026,541	-
Stock issued for financing guaranty & pledge	-	40,000
Beneficial conversion of convertible debt	267,811	-
Discount recognized on convertible debt	267,931	120,276
Liabilities in excess of assets on discontinued operations	-	(30,494)
Decrease (increase) in:
Related party receivables	(31,250)	(800)
Accounts receivable	12,590	(7,874)
Prepaid expenses	(85,408)	287,187
Inventory	(216,377)	11,159
Deposits	41,592	(45,925)
Increase (decrease) in:
Accounts payable and accrued liabilities	(554,527)	352,495
Accounts payable - related parties	132,111	535,548
Notes payable, related party	(40,000)	-
Interest payable	-	(10,616)
Interest payable, convertible debt	149,681	-
Net cash used by operating activities	(3,220,736)	(733,168)
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Decrease (increase) in restricted cash	-	100,248
Decrease (increase) in property, plant, and equipment	(40,393)	(50,505)
Purchase of trademarks and formulas	-	(674)
Net cash provided by investing activities	(40,393)	49,069
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Net change in bank indebtedness	-	(72,456)
Issuance of stock, net of private placement costs & warrants	-	16,500
Proceeds from Cornell SEDA	1,084,565	-
Repayment of convertible debt	-	(250,000)
Proceeds from Cornell Promissory Note	-	1,000,000
Net proceeds from convertible debt	4,030,000	-
Net cash provided by financing activities	5,114,565	694,044
Net increase in cash and cash equivalents	1,853,436	9,946
CASH - Beginning of Year	25,639	-
CASH - End of Period	$1,879,075	$9,946
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$174,537	$158,159
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock options and warrants vested for consulting and compensation	$10,190	$-
Beneficial conversion of convertible debt	$267,811	$-
Gain on valuation of derivative	$(3,026,541)	$-
Discount recognized on convertible debt	$267,931	$120,276
Stock issued for options exercised in lieu of debt	$-	$11,500
Stock issued for options exercised in lieu of consulting and legal fees	$-	$57,500
Stock options vested for consulting and compensation	$-	$292,590
Stock issued for options exercised in lieu of legal fees	$-	$10,000
Stock issued to retire part of promissory note	$-	$175,000
Stock issued for redemption of convertible debenture	$-	$250,000
Stock issued for interest on convertible debenture	$-	$44,570
Stock and warrants issued through 506 Private Placement	$-	$20,000
Stock issued for financing guaranty & pledge	$-	$40,000

The accompanying condensed notes are an integral part of these financials

EYI INDUSTRIES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2006

NOTE 1 - DESCRIPTION OF BUSINESS

Essentially Yours Industries, Inc. (“EYI”) was incorporated on June 21, 2002 in the State of Nevada. The main business activities of Essentially Yours Industries, Inc. were acquired through a merger with the former entity, Burrard Capital, Inc., and other entities concerning EYI’s reorganization. On December 31, 2003, EYI entered into a share exchange agreement of its stock with Safe ID Corporation (“Safe ID”). This transaction was accounted for as a share exchange and recapitalization. As a result of this transaction, Safe ID changed its name to EYI Industries, Inc. (“the Company”) and is acting as the parent holding company for the operating subsidiaries.

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

The Company has six wholly owned subsidiaries. The first subsidiary is Halo Distribution LLC (“Halo”), which was organized on January 15, 1999 in the State of Kentucky. Halo was the distribution center for the Company’s product, in addition to other products, until April 30, 2005 at which time the Company made the decision to discontinue its operations. Halo was dissolved on November 1, 2005. The second subsidiary is RGM International Inc., which was incorporated on July 3, 1997, in the State of Nevada. RGM International Inc. is a dormant investment company which owns one percent of Halo. The third subsidiary is Essentially Yours Industries (Canada) Inc. (hereinafter “EYI Canada”), which was incorporated on September 13, 2002 under the Canada Business Corporations Act. EYI Canada markets health and wellness care products for use in Canada. The fourth subsidiary is 642706 B.C. Ltd., doing business as EYI Management, which was organized on February 22, 2002 in the province of British Columbia, Canada. EYI Management provides accounting, customer service and marketing services to the consolidated entity. The fifth subsidiary is Essentially Yours Industries (Hong Kong) Limited (“EYI HK”). EYI HK was organized on August 23, 2005 in Hong Kong. EYI HK markets health and wellness care products for use in Hong Kong and China. The sixth subsidiary is Essentially Yours Industries (International) Limited (“EYI INTL”). EYI INTL was organized on December 6, 2005 to facilitate our expansion throughout other Southeast Asian countries.

In addition, the Company owns approximately 98% of Essentially Yours Industries, Inc. (“EYI”), incorporated on June 21, 2002 in the State of Nevada. EYI markets health and wellness care products for use in USA. The Company also owns 51% of World Wide Buyers’ Club Inc. (“WWBC”), a Nevada corporation, which was organized by a joint venture agreement effective May 6, 2004.

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

Concentration of Credit Risk

The Company maintains its cash in one commercial bank. Although the financial institution is considered creditworthy, at September 30, 2006 the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $1,768,624 (see Note 13).

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

The Company has determined that derivatives existed because of features of the convertible debt as of the balance sheet date of September 30, 2006 (See Note 4.)

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2006 and December 31, 2005.

Inventory

The Company records inventories at the lower of cost or market on a first-in, first-out basis. The Company’s product inventory is reviewed each month and also when the re-order of the product is necessary. On a monthly basis, the Company’s inventory is reviewed based on the expiration of our existing inventory. Product that has a shelf-life of less than 60 days is written off or discounted. The Company expensed $48,981 and $6,494 for the nine months ended September 30, 2006 and twelve months ended December 31, 2005 respectively.

A re-order review consists of an evaluation of the Company’s current monthly sales volume of the product, cost of product, shelf-life of the product, and the manufacturers minimum purchase requirement, which all determine the overall potential profitability or loss of re-ordering. If the re-order of the product has an assessed loss, then the recommendation to management is to remove the product from the product line.

Revenue Recognition

The Company is in the business of selling nutritional products in three categories: dietary supplements, personal care products, and water filtration systems. Sales of personal care products and water filtration systems represent less than 5% of the overall revenue and therefore are not classified separately in the financial statements. The Company recognizes revenue from product sales when the products are shipped and title passes to the customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted to $32,620 and $26,370 for the three months ended September 30, 2006 and September 30, 2005 respectively.

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

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital of approximately $3,382,501 and an accumulated deficit at September 30, 2006. The Company also has a history of recurring losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 - CONVERTIBLE DEBT

On April 24, 2006 the Company entered into a Securities Purchase Agreement with Cornell, TAIB Bank, and Certain Wealth (collectively the “Buyers” and together with the Company, the “Parties”). Pursuant to the Securities Purchase Agreement, the Company shall sell to the Buyers, and the Buyers shall purchase from the Company, convertible debentures in the aggregate principal amount of Four Million Five Hundred Thousand Dollars ($4,500,000), plus accrued interest, which are convertible into shares of the Company’s common stock, par value $0.001 per, at the Buyers discretion. Of this aggregate amount, (a) One Million Five Hundred Thousand Dollars ($1,500,000) was funded on April 28, 2006, (b) One Million Five Hundred Thousand Dollars ($1,500,000) was funded two (2) business days prior to the date the registration statement (“Registration Statement”) was filed with the U.S. Securities and Exchange Commission (“SEC”) and (c) One Million Five Hundred Thousand Dollars ($1,500,000) was funded two (2) business days prior to the date that such Registration Statement is declared effective by the SEC.

The Debentures mature on April 24, 2009, accrue interest at an annual rate of ten percent (10%) and shall be convertible into shares of the Company’s common stock at the option of the holder, in whole or in part at any time and from time to time, at a conversion price equal to (a) $0.06 or (b) eighty percent (80%) of the lowest Volume Weighted Average Price of the Company’s common stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. During the quarter ended September 30, 2006, the Company recognized embedded derivatives in the convertible debentures. (See Note 4.)

The Company also executed a registration rights agreement pursuant to which the Company agreed to provide certain registration rights to the Investors. The Parties have also executed a Security Agreement, pursuant to which the Company has agreed to provide to the Buyers, a security interest in Pledged Collateral to secure the Company’s obligations under the Debentures, the Securities Purchase Agreement, the Investor Registration Rights Agreement, the Irrevocable Transfer Agent Instructions, the Security Agreement, or any other obligations of the Company to the Buyer.

On April 24, 2006 the Company issued to Cornell seventeen (17) warrants to purchase up to an aggregate 124,062,678 shares of the Company’s common stock at $0.02 and $0.40 per share. Each Warrant has “piggy back” registration rights and shall expire five (5) years from the date of issuance, on or about April 24, 2011. Following EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock," and SFAS No. 133, the Company has recognized an embedded equity derivative in the warrant. For accounting and fair value purposes, the equity derivative will be accounted for as a stock option, following SFAS No. 123(R) for valuation purposes. (See Note 9.)

NOTE 4 - DERIVATIVES

Derivatives have been accounted for in accordance with SFAS 133, as amended, and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company has identified that the debentures described in Notes 3 and 5 have embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the loan agreements, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133, Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features
Embedded in a Single Hybrid Instrument".

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

The initial fair value of the derivative embedded in the April 2006 $1,500,000 convertible debenture was $1,093,089 and at June 30, 2006 the embedded derivative was revalued to its fair value of $725,565. The initial fair value of the derivative embedded in the June 8, 2006 $1,500,000 convertible debenture was $842,338 and at June 30, 2006 the embedded derivative was revalued to its fair value of $725,565. The initial fair value of the derivative embedded in the June 20, 2006 $1,500,000 convertible debenture was $865,425 and at June 30, 2006 the embedded derivative was revalued to its fair value of $725,565. Any change to the fair value of the derivatives is recognized on the income statement and recorded as gain/(loss) on derivatives. At June 30, 2006 the Company recognized an increase in the fair value of the derivatives of $624,157 and a corresponding gain on derivatives on the consolidated statements of operation.

At September 30, 2006, the Company revalued the derivative embedded in each of the three convertible debentures at $440,275 each or a total of $1,320,825. As a result, the Company recognized a corresponding gain of $855,870.

At September 30, 2006, the Company also calculated a marked-to-market adjustment for the warrants issued to Cornell Capital in connection with the convertible debenture. The Company recognized a loss of $3,244,046 as a result of this valuation.

NOTE 5 - ACCOUNTS RECEIVABLE AND CREDIT RISK

Accounts receivable at September 30, 2006 and December 31, 2005 consist primarily of amounts due from direct retail clients of EYI.

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

NOTE 8 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. As of September 30, 2006 and December 31, 2005 the Company has not issued any preferred stock.

Common Stock

The Company is authorized to issue 3,000,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Between January 1, 2006 and March 31, 2006, the Company issued 42,941,686 shares to Cornell Capital in exchange for $1,084,565.

On February 6, 2006 the Jay Sargeant Trust was dissolved and the related shares were disbursed to the beneficiaries. In connection with this transaction, 268,639 common shares were returned to treasury at par value.

On June 27, 2006, The Company issued 1,497,006 common shares to Cornell Capital to retire $25,000 of the convertible debt.

On June 27, 2006, The Company issued 664,671 common shares to Certain Wealth to retire $11,100 of the convertible debt.

On June 27, 2006, The Company issued 832,335 common shares to TAIB Bank to retire $13,900 of the convertible debt.

Between July 1, 2006 and September 30, 2006, the Company issued 15,371,998 shares to Cornell Capital to retire $111,236 of the convertible debt.

Between July 1, 2006 and September 30, 2006, the Company issued 6,825,244 shares to Certain Wealth to retire $49,156 of the convertible debt.

Between July 1, 2006 and September 30, 2006, the Company issued 8,546,756 shares to TAIB Bank to retire $61,580 of the convertible debt.

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

In accordance with SFAS No. 123R, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the warrants for the period ended September 30, 2006: estimated risk-free interest rate of 5.125%; no dividends to be paid; estimated volatility of 140% and term of five years.

Stock Options

During the year ending December 31, 2004, the Company’s board of directors approved the Stock Compensation Program to allow up to 25,000,000 shares of stock to be issued under the program. This plan enables the Company to grant stock options to directors, officers, employees and eligible consultants of the Company. There was no Company stock option plan in effect prior to 2004.

During the three months ended September 30, 2006, the Company recognized an expense to wages of $40 for all vested options.

Following is a summary of the status of the stock options during the nine months:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	16,252,390	$0.14
Granted	20,000	0.06
Exercised	-	-
Forfeited or cancelled	9,562,390	-
Options outstanding at September 30, 2006	6,710,000	$0.10
Options exercisable at September 30, 2006	6,640,000	$0.10

Weighted average fair value of options granted		$0.06

Summarized information about stock options outstanding and exercisable at September 30, 2006 is as follows:

Options Outstanding
Exercise		Weighted Ave.	Weighted Ave.
Price	Number	Remaining	Exercise
Range	of Shares	Life	Price

$0.02 - $0.26	6,710,000	0.76	$0.09

Options Exercisable
Exercise		Weighted Ave.	Weighted Ave.
Price	Number	Remaining	Exercise
Range	of Shares	Life	Price

$0.02 - $0.26	6,640,000	0.75	$0.10

Summarized information about non-vested but granted stock options outstanding at September 30, 2006 is as follows:

Non-vested Granted Options Outstanding
Exercise		Weighted Ave.	Weighted Ave.
Price	Number	Remaining	Exercise
Range	of Shares	Life	Price

$0.02 - $0.10	70,000	1.16	$0.02

Warrants

In consideration of the Convertible Debenture (See Note 3), the Company has also issued an aggregate of 124,062,678 common stock purchase warrants dated April 24, 2006 to Cornell, each exercisable for a period of five years commencing April 24, 2006 for the purchase of one share of common stock. The warrants provide that the holder cannot exercise the warrants to the extent such exercise would cause the holder and its affiliates to own more than 4.99% of our outstanding common shares. The warrants have exercise prices, subject to adjustment, ranging from $0.02 to $0.40 per share. Each Warrant has “piggy back’ registration rights and shall expire five (5) years for the date of issuance, on or about April 24, 2011.

	Number of Warrants	Weighted Average Remaining Life	Average Exercise Price

Outstanding and exercisable	129,538,868	4.56	$0.09

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Joint Venture Agreement

On August 12, 2006 we entered into a joint venture agreement with Internet Marketing Consortium to provide multi media strategies, promotional, direct and targeted marketing services for an undetermined period of time. In consideration for the services provided by IMC, we paid a fee of $25,000.

Purchase Agreement

On June 30, 2002, EYI entered into a distribution and license agreement with a company in which one of EYI's directors has an ownership interest. The agreement gives EYI the exclusive right to market, sell and distribute certain products for a five-year renewable term. Management estimates that 87% of EYI's sales volume results from products supplied under this licensing agreement.

Pursuant to the agreement, EYI is required to purchase a minimum amount of $6,035,000 of product in each of the remaining years.

In the event that EYI is unable to meet the minimum purchase requirements of the licensing agreement or the terms requiring it to pay 15% of the difference between the minimum purchase amount referred to above and actual purchases for that year in which there is a shortfall, then the licensor has various remedies available to it including renegotiating the agreement, removing exclusivity rights, or terminating the agreement.

As of the date of these financial statements, the purchase requirements have not been made. The period for which the Licensor could request payment per the penalty clause has expired for the year and therefore we have not made any accrual to the Financial Statements. EYI continues to purchase Nutri Diem products on a regular basis.

Lease Payments

The Company has operating lease commitments for its premises and office equipment. The minimum annual lease commitments are as follows:

Year ended December 31,	Minimum Amount
2006	$218,679
2007	164,546
2008	143,101
2009	148,064
2010 and thereafter	309,544

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

Standby Equity Distribution Agreement

On May 13, 2005 the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP (“Cornell”) pursuant to which we entered into the following agreements: a Registration Rights Agreement, an Escrow Agreement, and a Placement Agent Agreement. Pursuant to the terms of the new Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $10 million. If we request advances under the Standby Equity Distribution Agreement, Cornell will purchase shares of our common stock for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell will retain 5% of each advance under the new Standby Equity Distribution Agreement. We may not request advances in excess of a total of $10 million. Pursuant to the terms of our Registration Rights Agreement and the Standby Equity Agreement with Cornell, we agreed to register and qualify, among other things, the additional shares due to Cornell under the Standby Equity Agreement under a registration statement filed with the SEC.

On April 3, 2006 we signed a Termination Agreement with Cornell Capital Partners, L.P for the purpose of terminating our Standby Equity Distribution Agreement, Registration Rights Agreement and Escrow Agreement all of which are dated as of May 13, 2005.

Other Matters

The Company’s predecessor organization, Essentially Yours Industries Corp. (“EYIC”), a British Columbia corporation, has outstanding claims from the Internal Revenue Service for penalties and interest of approximately $2,000,000. Furthermore, one or more states may have claims against EYIC for unpaid state sales taxes. Management believes that these claims are limited solely to EYIC and that any prospective unpaid tax claims against the Company are remote and unable to be estimated.

Action By Suhl, Harris and Babich

In 2003, a consolidated action was brought by the plaintiffs Wolf Suhl, Christine Harris and Edward Babich in the Supreme Court of British Columbia pursuant to an order pronounced in the New Westminster Registry under Action No. S061589 on May 7, 2003, which allowed the plaintiffs to proceed with an action against EYIC. In February 2006, the Supreme Court of British Columbia made an order that the Company and Mr. Jay Sargeant be added to the lawsuit. The Plaintiffs’ total claim was approximately $478,000. On April 13, 2006, the plaintiffs amended their pleadings to assert claims against the Company and Jay Sargeant An order was pronounced on August 15, 2006 for the substitutional service of Mr. Jay Sargeant. On September 5, 2006 the Company paid $200,000 in full and final settlement of this matter.

On September 20, 2006 Essentially Yours Industries (International) Limited entered into a consignment and distribution licensing agreement with Orientrends, Inc. Orientrends will act as an exclusive agent and qualified distributor to market EYI Products within the Philippines. The agreement is for a period of five years.

NOTE 11 - DISCONTINUED OPERATIONS

During the year ended December 31, 2005, the Company elected to discontinue the operations of Halo Distribution LLC (hereinafter “Halo”), a subsidiary of the Company. The Company’s balance sheet reports net liabilities from discontinued operations of $375,344 as at September 30, 2006 and December 31, 2005.

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

NOTE 12 - RELATED PARTY NOTE PAYABLE

The Company issued a promissory note for a total of $40,000 in December 2003. The note is unsecured, non-interest bearing and payable upon demand.

NOTE 13 - CONCENTRATIONS

Bank Accounts

The Company maintains its cash accounts in one commercial bank. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States. The Company also maintains funds in commercial banks in Vancouver, British Columbia, in which funds in U.S. dollars are not insured. Additionally, the Company maintains funds in Hong Kong where none of the funds are insured. At September 30, 2006 and December 31, 2005, a total of $1,768,624 and $56,088 respectively, was not insured.

Economic Dependence

During the year, the Company purchased approximately 90% of its products for resale from one company, Nutri-Diem Inc., which is the sole supplier of the Company’s flagship product Calorad. Pursuant to a purchase agreement, the Company is subject to minimum purchases per annum. (See Note 10.)

NOTE 14 - RELATED PARTY TRANSACTIONS

On May 27, 2002, Mr. Jay Sargeant, a shareholder of Essentially Yours Industries, Corp. (“EYI Corp.”) agreed to acquire all of the shares of the Essentially Yours Industries, Inc. (“EYI”), along with the transfer agreement, license agreement, and agency appointment agreement, in settlement of amounts owed to him. As part of this transaction, EYI Corp. agreed to provide to EYI the services outlined in a management agreement.

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

On September 19, 2006 the Company entered into a letter agreement with James Toll and Fred Erickson whereby the Company has agreed to compensate their sales efforts during the pre-launch phase of the ME2 product.

Promissory Notes

At September 30, 2006, the Company is owed $31,250 from two consultants pursuant to terms of Promissory Notes and advances made pursuant to a letter agreement.

NOTE 15 - SUBSEQUENT EVENTS

On October 19, 2006 the Company entered into a consulting agreement with Creative Life Enterprises, Inc. on a month to month basis. Creative Life received 500,000 shares of the Company’s restricted common stock as compensation for their services.

On October 12, 2006 the Company entered into a definitive agreement with Mach 3 Technologies Group, LLC. (“Mach 3”) who will provide EYI with the exclusive rights to the fuel enhancement product ME2 in the US, Canada and Mexico for a period of three years. Pursuant to the agreement, the Company must purchase $1,000,000, $6,000,000, and $12,000,000 respectively in each of the three years. In addition to the unit price of the ME2 product, Mach 3 will also receive warrants to purchase the Company’s common stock with each product purchase order. The maximum number of warrants that can be issued to Mach 3 is 15,000,000. In connection with purchase orders issued in October 2006, the Company issued Mach 3 a total of 967,680 warrants with an exercise price of $0.06.

On October 1, 2006 the Company entered into a two year agreement with Agoracom Investor Relations Corp. to provide investor relations services. Agoracom will receive $2,500 per month plus a warrant to purchase up to 500,000 shares of the Company's common stock at $0.06 per share.

Between October 1, 2006 and November 7, 2006, The Company issued 12,681,159 common shares to Cornell Capital to retire $60,000 of the convertible debt.

Between October 1, 2006 and November, 2006, The Company issued 12,922,254 common shares to Certain Wealth to retire $55,269 of the convertible debt.

Between October 1, 2006 and November , 2006, The Company issued 16,152,007 common shares to TAIB Bank to retire $69,081 of the convertible debt.

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

OVERVIEW

We are in the business of selling, marketing, and distributing a product line consisting of approximately 25 products in four categories, dietary supplements, personal care products, water filtration systems and a fuel additive product. Our most successful product is Calorad, a liquid collagen-based dietary supplement presently available on the market. These products are marketed through a network marketing program in which IBAs (Independent Business Associates) purchase products for resale to retail customers as well as for their own personal use. We have a list of over 385,000 IBAs, of which approximately 7,400 we consider "active". An "active" IBA is one who purchased our products within the preceding 12 months. Approximately 1,300 of these IBAs are considered "very active". A "very active" IBA is one who is on our automatic Auto-ship Program and is current with their annual administration fee. Our Auto-ship Program, recently re-named Convenience Program, allows our IBAs to set up a reoccurring order that is automatically shipped to them each month.

The IBAs in our network are encouraged to recruit interested people to become new distributors of our products. New IBAs are placed beneath the recruiting IBA in the "network" and are referred to as being in that IBA's "down-line" organization. Our marketing plan is designed to provide incentives for IBAs to build, maintain and motivate an organization of recruited distributors in their down-line organization to maximize their earning potential. IBAs generate income by purchasing our products at wholesale prices and reselling them at retail prices. IBAs also earn commissions on product purchases generated by their down-line organization. Qualified IBAs may also earn additional commissions under the Management Matching Bonus (“MMB”) program.

On an ongoing basis we review our product line for duplication and sales trends and make adjustments accordingly. As of September 30, 2006, our product line consisted of: (i) 17 dietary supplement products; (ii) 5 personal care products consisting primarily of cosmetic and skin care products; (iii) 2 water filtration system products and (iv) 1 fuel additive product. Our products are primarily manufactured by Nutri-Diem, Inc., a related party, and sold by us under a license and distribution agreement with Nutri-Diem. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us. Our products are sold to our IBAs or retail customers located in the United States, Canada and Asia.

We believe that our network marketing system is suited to marketing dietary supplements, personal care products, water filtration systems, and fuel additive products because sales of such products are strengthened by ongoing personal contact between IBAs and their customers. We also believe that our network marketing system appeals to a broad cross-section of people, particularly those looking to supplement family income or who are seeking part-time work. IBAs are given the opportunity, through our sponsored events and training sessions, to network with other distributors, develop selling skills and establish personal goals. We supplement monetary incentives with other forms of recognition, in order to motivate IBAs.

Recent Corporate Developments

We experienced the following significant developments through the date of this filing and during fiscal 2006:

•
On October 20, 2006 EYI entered into a non-binding letter of intent with Mach 3 Technologies, LLC (“Mach 3”) for the exclusive distribution rights for the fuel enhancement product Ultimate ME2 in the Philippines.

•
On October 19, 2006 EYI entered into a consulting agreement with Creative Life Enterprises, Inc. (“Creative Life”) on a month to month basis. Creative Life received 500,000 shares of restricted common stock as compensation for their services.

•
On October 12, 2006 EYI entered into a definitive agreement with Mach 3 for the exclusive residential rights for the fuel enhancement product ME2 in the US, Canada and Mexico for a period of three years. Pursuant to the agreement, Mach 3 received 967,680 warrants at $0.06 per share expiring October 12, 2008.

•
On October 1, 2006 we entered into an agreement with Agoracom Investor Relations Corp. (“Agoracom”) to provide investor relations services. Agoracom is to receive $2,500 per month compensation along with a warrant for the purchase of up to 500,000 shares of common stock at $0.06 for a period of two years. The agreement expires on October 1, 2007.

•
On September 20, 2006 Essentially Yours Industries (International) Limited entered into a consignment and distribution licensing agreement with Orientrends, Inc. The agreement is for five years commencing January 1, 2007 for the sale of our products in the Philippines.

•
On August 12, 2006 we entered into a Joint Venture Agreement with Internet Marketing Consortium ("IMC") to provide multi media strategies, promotional, direct and targeted marketing services for an undetermined period of time. In consideration for the services provided by IMC, we paid a fee of $25,000.

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

•
On July 1, 2006 EYII entered into a Consulting Agreement with James Toll. Mr. Toll provided training and marketing services for a period of three (3) months. Mr. Toll received $3,750 per month as compensation for his services.

2006 Growth Strategy

New Product Introduction. In 2005, we introduced Code Blue™, a water filtration system product. The initial shipment of Code Blue Filters did not meet EYI’s product specifications. However, these product concerns were corrected with a later version of the Code Blue filter called the G-4 which we introduced and began promoting in 2006. It was our intent to create mass awareness of this new product through a year long promotional tour campaign. Early results of this campaign indicated that product sales were not meeting sales targets and objectives. Management assessed these results and concluded that the problems surrounding the initial product version significantly hindered the public’s confidence in the Code Blue product line. Management still believes that this is a quality product with the unique performance feature of removing arsenic and other contaminants from water through a tabletop unit. Management intends to continue to market this product along side it’s other products but has scaled back the allocation of future marketing dollars earmarked for the tour campaign.

In September 2006, EYI entered into a Letter of Intent with Mach 3 Technologies, Inc. (“Mach 3”) and subsequently, in October 2006, EYI signed a definitive agreement with Mach 3. Through this agreement, Mach 3 has granted EYI the right to market the fuel enhancement product Ultimate ME2 (“ME2”). ME2 is a non-polluting fuel enhancement additive that enhances and creates efficient combustion that cools the engine of vehicles. Test results indicate that automobiles using ME2 will create fewer emissions for the environment, their engines will run smoother and will consume less fuel. In October 2006, EYI placed its first purchase order of the ME2 product and is expecting delivery in the middle of November. In anticipation of this delivery, EYI has created a pre-launch campaign which will allow interested individuals to secure their initial bottle of the product.

 International Expansion. Our Hong Kong office was opened in September 2005 with the fundamental objective to service the local Hong Kong distributors and provides a product pick up depot for Code Blue™, Calorad®, Prosoteine®, Agrisept-L® and Definition® drops and cream, and Calorad® Cream. Although sales in the region have not met management’s expectations to-date, we intend to maintain this facility as it also serves as our resource and support center for other international expansion projects including the CEIEC agency agreement.

In April 2006, our subsidiary, Essentially Yours Industries (International) Limited, signed a Letter of Intent and Good Faith Commitment with Raul Bautista and Rommel Panganiban to act as managing partners and distributors for the Philippines. On September 20, 2006 we signed a definitive agreement with Orientrends, Inc. (“Orientrends”) in connection with the Letter of Intent. Orientrends has since leased a new office in Makati which will be used for training new Filipino IBAs and will serve as a distribution center of EYI’s products within that region.

Distributor Commission Pay Plan Enhancement. On July 28, 2006 the Company launched a new component of its commission pay plan for its independent distributors called the Management Matching Bonus (“MMB”). We believe that this enhancement will give our distributors additional incentive to sell more of our products, recruit new sales people and assist their existing and new customers.

RESULTS OF OPERATIONS

Three Months and Ninth Months Summary

Summary of Quarterly Results
	Three months ended				Nine months ended
	30-Sep-06	30-Sep-05	Variance		30-Sep-06	30-Sep-05	Variance

Revenue	$949,429	$1,335,963	($386,534)	(29%)	3,068,166	3,850,246	(782,080)	(20%)
Cost of goods sold	$268,763	$350,188	($81,425)	(23%)	947,611	840,125	107,486	13%
Gross profit before commissions expense	$680,666	$985,775	(305,109)	(31%)	2,120,555	3,010,121	(889,566)	(30%)

Commission expense	$355,556	$513,449	($157,893)	(31%)	1,120,273	1,435,911	(315,638)	(22%)
Gross profit after cost of goods sold and commissions	$325,110	$472,326	($147,216)	(31%)	1,000,282	1,574,210	(573,928)	(36%)

Operating expenses	$1,260,264	$1,169,630	$90,634	8%	3,448,685	3,362,927	85,758	3%
Operating loss	($935,154)	($697,304)	($237,850)	34%	(2,448,403)	(1,788,717)	(659,686)	37%

Revenues

During the three months ended September 30, 2006 we had total revenues of $949,429 as compared to revenues of $1,335,963 for the same period in 2005 which represents a decline of $386,534 or 29%. The year-to-date results for 2006 compared with 2005 indicate a revenue decline of $782,080 or 20%.The decrease in our revenues can be primarily attributed to:

•	Our inability to attract new IBA's

•	Lack of IBA participation in our auto-ship program

Gross Profit before Commission Expense

During the three months ended September 30, 2006, as compared to the same period in 2005, we had gross profits of $680,666 and $985,775 respectively. This represents a decline of $305,109 or 31%. The nine month period ending September 30, 2006 compared with the same period in 2005 indicate that the gross profit has declined $889,566 or 30%. The decline in our gross profit is primarily attributed to our decreased binary sales in relation to other revenue segments that have a higher percentage of cost-of-goods.

Revenue by Segments

The following table summarizes our four revenue segments as a percentage of total revenue, respectively, for the periods indicated:

Revenue by Segments
	Three months ended				Nine months ended
	30-Sep-06	30-Sep-05	Variance		30-Sep-06	30-Sep-05	Variance

Administration fees	$32,620	$26,370	$6,250	24%	$111,581	$101,016	$10,565	10%
Binary Sales	$670,514	$1,050,894	($380,380)	(36%)	$2,147,295	$2,901,814	($754,519)	(26%)
Direct sales	$159,634	$188,210	($28,576)	(15%)	$517,016	$614,482	($97,465)	(16%)
Affiliate sales	$85,501	$67,466	$18,035	27%	$285,388	$224,266	$61,121	27%
Sales Aids	$1,160	$3,022	($1,862)	(62%)	$6,886	$8,669	($1,782)	(21%)
	$949,429	$1,335,963	($386,536)	(29%)	$3,068,166	$3,850,246	($782,080)	(20%)

Details of the most significant changes for the periods presented are detailed below:

Binary sales - The binary sales segment represents $670,514 or 71% of the total revenue earned during the quarter ended September 30, 2006, as compared to $1,050,894 or 79% of the total revenues earned during the quarter ended September 30, 2005. A comparison of the three month and nine month results for 2006 and 2005 indicate a decline of 36% and 26% respectively.

Direct sales - The direct sales segment represents $159,634 or 17% of the total revenue earned during the quarter ended September 30, 2006, as compared to $188,210 or 14% of the total revenues earned during the quarter ended September 30, 2005. A comparison of the quarterly and nine month results for 2006 and 2005 indicate a decline of 15% and 16% respectively.

Affiliate sales - The affiliate sales segment represents $85,501 or 9% of the total revenue earned during the quarter ended September 30, 2006, as compared to $67,466 or 5% of the total revenues earned during the quarter ended September 30, 2005. A comparison of the quarterly and nine month results for 2006 and 2005 indicate a increase of 27% and 27% respectively.

Expenses

Operating expenses:

The following table summarizes operating expenditures for the periods indicated:

Operating Expenses	Three months ended				Nine months ended
	30-Sep-06	30-Sep-05	Variance		30-Sep-06	30-Sep-05	Variance

Consulting fees	$259,639	$273,026	($13,387)	(5%)	$743,738	$751,836	($8,098)	(1%)
Legal and professional fees	$266,908	$107,333	$159,575	149%	$428,150	$254,090	$174,060	69%
Customer service	$62,718	$9,771	$52,947	542%	$169,721	$161,776	$7,945	5%
Finance and administration	$214,835	$299,735	($84,900)	(28%)	$643,529	$663,213	($19,684)	(3%)
Sales and marketing	$59,339	$42,569	$16,770	39%	$271,631	$47,560	$224,071	471%
Telecommunications	$32,930	$118,881	($85,951)	(72%)	$97,955	$361,139	($263,184)	(73%)
Wages and benefits	$264,899	$252,095	$12,804	5%	$864,292	$995,247	($130,955)	(13%)
Warehouse expense	$98,995	$66,220	$32,775	49%	$229,668	$128,066	$101,602	79%
	$1,260,264	$1,169,630	$90,634	8%	$3,448,685	$3,362,927	$85,758	3%

Operating Expenses

We incurred total operating expenses in the amount of $3,448,685 during the nine months ended September 30, 2006, compared to $3,362,927 for the nine months ended September 30, 2005. The results for the three and nine months ended September 30, 2006 compared with the same periods in 2005 indicate that the total Operating expenses increased 8% and 3% respectively. The following explains the most significant changes for the periods presented:

Legal and Professional fees - The results for the three and nine months ended September 30, 2006 compared with the same periods in 2005 indicate that Legal and Professional fees increased 149% and 69% respectively. This increase is associated with the additional fees incurred in connection with the review of SEC filings. In addition, during the September 2006 quarter, the Company paid out $200,000 in connection with the settlement of the Suhl, Harris, and Babich legal matter.

Sales & Marketing - The results for the three and nine months ended September 30, 2006 compared with the same periods in 2005 indicate that Sales & Marketing expenses increased 39% and 471% respectively. This increase is largely associated with the following:

•	Hong Kong marketing initiatives for the Grand Opening

•	Registration costs for Code Blue in China

•	North American Training event expenditures

Telecommunications - The results for the three and nine months ended September 30, 2006 compared with the same periods in 2005 indicate that Telecommunications expenses declined 72% and 73% respectively. This decrease is attributed to the elimination of a third party service provider of our website and shopping cart. We have replaced these systems with systems built and managed in-house.

Wages and benefits - The results for the three and nine months ended September 30, 2006 compared with the same periods in 2005 indicate that Wages and Benefits increased 5% and declined 13% respectively. The year-to-date decline is the result of less stock options issued and vesting during 2006 over the same periods in 2005.

Warehouse expenses - The results for the three and nine months ended September 30, 2006 compared with the same periods in 2005 indicate that Warehouse expenses increased 49% and 79% respectively. The increase is primarily attributed to the rental fees associated with the Hong Kong operation.

Other Income (Expense):

At September 30, 2006, the Company revalued the derivative embedded in each of the three convertible debentures at $440,275 each or a total of $1,320,825. As a result, the Company recognized a corresponding gain of $855,870.

At September 30, 2006, the Company also calculated a marked-to-market adjustment for the warrants issued to Cornell Capital in connection with the convertible debenture. The Company recognized a loss of $3,244,046 as a result of this valuation.

FINANCIAL CONDITION

Cash and Working Capital

	As at	As at
	30-Sep-06	31-Dec-05	Variance

Current assets	$2,555,938	$382,057	$2,173,881	569%
Current Liabilities	$5,938,439	$2,347,087	$3,591,352	153%

Working Capital (deficit)	($3,382,501)	($1,965,030)	($1,417,471)	72%

We had cash of $1,879,075 as at September 30, 2006, compared with cash of $25,639 as at December 31, 2005. We had a working capital deficit at September 30, 2006 and December 31, 2005 of $3,382,501 and $1,965,030 respectively.

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2006 was $3,220,735 compared to $733,168 for the comparative period in 2005.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2006 was $5,114,565, compared to $694,044 for the nine months ended September 30, 2005. Our financing activities are primarily through our financing agreements with Cornell Capital Partners, L.P.

Financing Requirements

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we had negative working capital of approximately $3,382,501 and an accumulated deficit of approximately $17,443,599 incurred through September 30, 2006.

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

As of September 30, 2006, we had an accumulated deficit of $17,443,599. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

We have been subject to a going concern opinion from our independent auditors

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2005, relative to our ability to continue as a going concern. We have negative working capital of approximately $3,382,501 and an accumulated deficit incurred through September 30, 2006, which raises substantial doubt about our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We believe that all of our existing and proposed products that are dietary supplements or personal care products do not require governmental approvals to market in the United States. Our key products are classified as follows:

Dietary Supplements

•	Calorad®

•	Agrisept-L®

•	Triomin

•	Noni Plus®

•	Iso-Greens®

•	Definition ® (drops)

•	Prosoteine®

Personal Care Products

•	Definition® (cream)
Calorad ® (cream)

Water Filtration Products

•	Code BlueTM

•	Code BlueTM Filter

Fuel Additive Product

•	Ultimate ME2TM

Environmental Protection Agency (“EPA”) regulations require that each manufacture or importer of gasoline, diesel fuel or fuel additive have its product registered prior to its introduction into commerce. Our manufacturer has registered ME2 with the United States EPA.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The claim is for an aggregate of 4.9% of the wholesale volume of sales generated by Essentially Yours Industries, Inc. from the alleged trust property, and for damages and costs. A consolidated statement of defense has been filed by Essentially Yours Industries, Inc., and interrogatories have been responded to. Management believes this claim to be without merit and intends to vigorously defend against this claim. In February 2006, the Supreme Court of British Columbia made an order that the Company and Mr. Jay Sargeant be added to the lawsuit, and the Writ of Summons and Statement of Claim be amended to add the following claims: (a) against the Company, damages for unjust enrichment and breach of trust for any amount found to be owing by Essentially Yours Industries, Inc. plus interest and costs; and (b) against Jay Sargeant, damages for unjust enrichment and breach of trust for any amount found to be owing by Essentially Yours Industries, Inc. or Barry La Rose, plus interest and costs. The Plaintiffs’ total claim is approximately $478,000. On April 13, 2006, the plaintiffs amended their pleadings to assert claims against the Company and Jay Sargeant. The Company has entered an Appearance to the action and plans to file a Defence. An order was pronounced on August 15, 2006 for the substitutional service of Mr. Jay Sargeant. On September 5, 2006 we paid $200,000 in full and final settlement of this matter and a consent dismissal order was pronounced on September 13, 2006 concluding the action.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2006 we issued the following shares that were not registered pursuant to the Securities Act of 1933 and have not been reported on our previous Quarterly Reports on Form 10-QSB during the year:

On October 1, 2006 Agoracom Investor Relations Corp. received a warrant for the purchase of up to 500,000 shares of the Company’s common stock at $0.06 per share for a period of two years.

On October 12, 2006 Mach 3 Technologies Group, LLC received a warrant for the purchase of up to 967,680 shares of the Company’s common stock at $0.06 per share for a period of two years.

On October 20, 2006 the Company issued 500,000 shares of restricted common stock to Creative Life Enterprises, Inc.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 22, 2006 we held our special meeting of shareholders, at the meeting our shareholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares from 1,000,000,000 to 3,000,000,000. The votes received for the increase are as follows:

For	Against	Withheld/Abstained
175,943,541	3,429,460	279,998

ITEM 5.            OTHER INFORMATION.

None.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Certificate of Amendment to Articles of Incorporation dated December 29, 2003.(11)

3.3	Certificate of Amendment to Articles of Incorporation dated December 31, 2003.(11)

3.4	Bylaws.(1)

3.5	Amended Bylaws. (12)

3.6	Certificate of Amendment to Articles of Incorporation dated March 30, 2006(23)

3.7	Certificate of Amendment to Articles of Incorporation dated August 31, 2006

10.1	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and Flaming Gorge, Inc.(1)

10.2	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and O’Neill Enterprises, Inc.(1)

10.3	Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, A Nevada corporation, and certain shareholders of EYI Industries, Inc., A Nevada corporation.(5)

10.4	Stock Compensation Program(4)

10.5	Consulting Agreement dated December 27, 2003 between Rajesh Raniga Inc. and Safe ID Corporation.(6)

10.6	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and O’Neill Enterprises Inc.(6)

10.7	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and Flaming Gorge, Inc. (6)

10.8	Addendum to the Distribution and License Agreement between Essentially Yours Industries, Inc. and Nutri-Diem Inc. dated April 30, 2004.(6)

10.9	Letter Agreement dated May 4, 2004 between Eye Wonder, Inc. and EYI Industries, Inc.(6)

10.10	Standby Equity Distribution Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.11	Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.12	Escrow Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.13	Placement Agent Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.14	Compensation Debenture, dated June 22, 2004(7)

10.15	Securities Purchase Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.16	Investor Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.17	Security Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.18	Irrevocable Transfer Agent Instructions, dated June 22, 2004, by and among EYI Industries, Inc., Cornell Capital Partners, LP and Corporate Stock Transfer(6)

10.19	Escrow Agreement, dated June 22, 2004 by and among EYI Industries, Inc., Cornell Capital Partners, L.P. and Butler Gonzalez, LLP(6)

10.20	Form of Secured Convertible Debenture(6)

10.21	Form of Warrant(7)

10.22	Letter Agreement dated May 25, 2004 between EYI Industries, Inc. and Source Capital Group, Inc.(8)

10.23	Lease Agreement dated May 1, 2003 among 468058 B.C. Ltd., 642706 B.C. Ltd., Essentially Yours Industries Corp., and Essentially Yours Industries, Inc. (8)

Exhibit Number	Description of Exhibit

10.24	5% Secured Convertible Debenture dated September 24, 2004 between EYI Industries, Inc. and Cornell Capital Partners, LP(8)

10.25	5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. and Kent Chou(8)

10.26	5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. TAIB Bank, E.C.(8)

10.27	Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and TAIB Bank, E.C. (8)

10.28	Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Kent Chou(8)

10.29	Joint Venture Agreement dated May 28, 2004 between EYI Industries, Inc., World Wide Buyer’s Club Inc. and Supra Group, Inc.(9)

10.30	Indenture of Lease Agreement dated January 3, 2005 between Golden Plaza Company Ltd., 681563 B.C. Ltd., and 642706 B.C. Ltd.(10)

10.31	Consulting Services Agreement dated March 5, 2004 between EYI Industries, Inc. and EQUIS Capital Corp.(13)

10.32	Letter dated May 25, 2004 between Source Capital Group, Inc. and EYI Industries, Inc.(14)

10.33	Loan Agreement between Janet Carpenter and EYI Industries, Inc., dated February 10, 2005(15)

10.34	Promissory Note dated February 10, 2005 between Janet Carpenter and EYI Industries(15)

10.35	Bonus Share Agreement between Janet Carpenter and EYI Industries, Inc. dated February 14, 2005(15)

10.36	Pledge and Escrow Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP and David Gonzalez. (15)

10.37	Guaranty Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP(15)

10.38	Secured Promissory Note dated February 24, 2005 between EYI Industries, Inc. and Cornell Capital Partners, LP(15)

10.39	Agreement dated April 22, 2005 between Essentially Yours Industries Inc. and Source 1 Fulfillment(17)

10.40	Reseller Agreement dated May 11, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (16)

10.41	Termination Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.42	Standby Equity Distribution Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.43	Registration Rights Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.44	Escrow Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.45	Placement Agent Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.46	Consulting Agreement dated June 1, 2005 between EYI Industries, Inc. and Eliza Fung(18)

10.47	Addendum to the Reseller Agreement dated June 1, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (18)

10.48	Non-Circumvention and Non-Disclosure Agreement dated July 14, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (18)

10.49	Promissory Note dated August 1, 2005 between EYI Industries Inc. and Cornell capital Partners, LP(18)

10.50	Investor Relations Agreement dated July 28, 2005 between EYI Industries, Inc. and Agora Investor Relations Corp. (18)

10.51	China Agency Agreement entered into with Guanghzhou Zhongdian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation. Dated September 15, 2005(19)

10.52	Logistics Management Agreement dated September 1, 2005 between Essentially Yours Industries (Hong Kong) Limited and All In One Global Logistics Ltd. (20)

10.53	Contract for Legal Services dated September 1, 2005 between EYI Industries Inc. and M. Ali Lakhani Law Corporation(21)

10.54	Amended Investor Relations Agreement dated October 5, 2005 between EYI Industries, Inc. and Agora Investor Relations Corp. (22)

10.55	Settlement Agreement dated December 21, 2005 between EYI Industries, Inc., Halo Distribution, LLC and Business Centers, LLC. (23)

Exhibit Number	Description of Exhibit

10.56	Global Consulting Group Agreement dated January 19, 2006 entered into with Global Consulting Group Inc. and EYI Industries Inc. (23)

10.57	Consulting Agreement dated January 27, 2006 entered into with Lou Prescott and Essentially Yours Industries, Inc. (23)

10.58	Termination Agreement dated April 3, 2006 between EYI Industries Inc. and Cornell Capital Partners, LP (25)

10.59	Letter of Intent dated April 6, 2006 between Essentially Yours Industries (International) Limited and Rommel Panganiban and Raul Batista (25)

10.60	Securities Purchase Agreement, dated as of April 24, 2006, by and between EYI Industries, Inc. and the Buyers listed therein(24)

10.61	Registration Rights Agreement, dated as of April 24, 2006, by and between EYI Industries, Inc. and the Buyers listed therein(24)

10.62	$750,000 Secured Convertible Debenture No. CCP-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.63	$333,333 Secured Convertible Debenture CW-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.64	$416,667 Secured Convertible Debenture TAIB-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.65	Security Agreement, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.66	Warrant No. CCP-001, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.67	Warrant No. CCP-002, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.68	Warrant No. CCP-003, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.69	Warrant No. CCP-004, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.70	Warrant No. CCP-005, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.71	Warrant No. CCP-006, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.72	Warrant No. CCP-007, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.73	Warrant, No. CCP-008, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.74	Warrant No. CCP-009, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.75	Warrant No. CCP-010, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.76	Warrant No. CCP-011, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.77	Warrant No. CCP-012, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.78	Warrant No. CCP-013, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.79	Warrant No. CCP-014, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.80	Warrant No. CCP-015, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.81	Warrant No. CCP-016, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.82	Warrant No. CCP-017, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

Exhibit Number	Description of Exhibit

10.83	Irrevocable Transfer Agent Instructions, dated April 24, 2006, by and among the Company, the Buyers listed therein and Corporate Stock Transfer, Inc. (24)

10.84	Consulting Agreement dated May 1, 2006 between Essentially Yours Industries (Hong Kong) Limited and Siu Chung (Freeda) Chan (25)

10.85	Amended Logistics Management Agreement dated May 1, 2006 between Essentially Yours Industries (Hong Kong) Limited and All In One Global Logistics Ltd. (29)

10.86	Distribution Agreement dated May 17, 2006 between Essentially Yours Industries (Hong Kong) Limited and Nozin, LLC(27)

10.87	Consulting Agreement dated July 1, 2006 between Essentially Yours Industries, Inc. and James Toll(29)

10.88	Letters dated July 12, 2006 and July 14, 2006 from Metals & Arsenic Removal Technology(29)

10.89	Addendum to the China Agency Agreement dated September 15, 2005 between EYI HK and Guangzhou Zhondian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation (28)

10.90	Consignment and Distribution Agreement dated September 20, 2006 between Essentially Yours Industries (International) Limited and Orientrends, Inc. (30)

10.91	Investor Relations Agreement between EYI Industries, Inc and Agoracom Investor Relations Corp.

10.92	Settlement Agreement dated September 1, 2006 between Barry LaRose, Jay Sargeant and EYI Industries Inc.

10.93	Settlement Agreement and Release dated September 5, 2006

10.94	Agreement dated October 12, 2006 between Essentially Yours Industries, Inc. and Mach 3 Technologies Group, LLC(31)

10.95	Consulting Agreement between Essentially Yours Industries, Inc. and Creative Life Enterprises Inc. dated October 19, 2006

14.1	Code of Ethics(5)

21.1	List of Subsidiaries(23)

23.1	Consent of Williams & Webster, P.S. (26)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the registration statement on Form 10-SB/A of Safe ID Corporation, filed with the SEC on September 21, 2000.
(2)	Filed as an exhibit to the registration statement on Form SB-2 of Essentially Yours Industries, Inc., filed with the SEC on November 12, 2002.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 8, 2004.
(4)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on March 30, 2004.
(5)	Filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004.
(6)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2004, filed with the SEC on May 24, 2004.
(7)	Filed as an exhibit to our registration statement on Form SB-2, filed with the SEC on September 17, 2004.
(8)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.
(9)	Filed as an exhibit to our Amendment No. 1 to our registration statement on Form SB-2 on December 23, 2004.
(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 12, 2005.
(11)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.
(12)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 10, 2005.
(13)	Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended March 31, 2004, filed with the SEC on December 15, 2004.
(14)	Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended June 30, 2004, filed with the SEC on December 15, 2004.
(15)	Filed as an exhibit to our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the SEC on April 18, 2005.
(16)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 17, 2005.
(17)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2005, filed with the SEC on May 23, 2005.

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
(25)  Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2006, filed with the SEC on May 16, 2006.
(26)  Filed as an exhibit to our registration statement on Form SB-2/A on June 21, 2006.
(27) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 28, 2006
(28) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 3, 2006
(29)  Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2006, filed with the SEC August 21, 2006
(30) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 25, 2006
(31) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 16, 2006

(b) Reports on Form 8-K:

Date of Event	Date of filing	Description of the Form 8-K

October 25, 2006	October 27, 2006	Disclosure of news release dated October 25 , 2006 regarding a non-binding letter of intent with Mach 3 Technologies Group, LLC

October 12, 2006	October 16, 2006	Disclosure of an agreement between Essentially Yours Industries, Inc. and Mach 3 Technologies Group, LLC

September 20, 2006	September 25, 2006	Disclosure of agreement between Essentially Yours Industries (International) Limited and Orientrends, Inc.

July 27, 2006	August 3, 2006
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

Date: November 20, 2006

By:	/s/ Rajesh Raniga
Rajesh Raniga
Chief Financial Officer (Principal Accounting Officer)

Date: November 20, 2006