Form 10KSB
period 2006-12-31
EYI INDUSTRIES INC.
filed 2007-04-02
CIK 1104120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☑  Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2006
□    Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ________ to ________ COMMISSION FILE NUMBER 000-29803

EYI INDUSTRIES, INC.
(Name of small business issuer in its charter)

NEVADA	88-0407078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7865 Edmonds Street
Burnaby, B.C. CANADA	V3N 1B9
(Address of principal executive offices)	(Zip Code)

(604) 759-5031
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. □

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No □

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □  No  ☑

Revenues for the fiscal year ended December 31, 2006 were : $4,131,437.

The aggregate value of the voting stock held by non-affiliates of the registrant computed on the basis of the average of the bid and ask price of the registrant’s common stock on December 31, 2006 was $2,924,197

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As March 30, 2007, the Issuer had 379,490,852 Shares of Common Stock outstanding.

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes □   No ☑

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our" and “the Company” mean EYI Industries, Inc., and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

We are in the business of selling, marketing, and distributing a product line consisting of approximately 26 products in four categories: dietary supplements, personal care products, water filtration systems and a fuel additive product. Our most successful product is Calorad, a liquid collagen-based dietary supplement presently available in the market. Our products are marketed through a network marketing program in which independent business associates ("IBAs") purchase products for resale to retail customers, as well as for their own personal use. We have a list of over 385,000 IBAs, of which approximately 8,000 we consider "active". An "active" IBA is one who has purchased our products within the preceding 12 months. Approximately 1,750 of these IBAs are considered "very active". A "very active" IBA is one who is on our Convenience Program and is current with their annual administration fee. Our Convenience Program allows our IBAs to set up a reoccurring order that is automatically shipped to them each month.

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

On an ongoing basis, we review our product line for duplication and sales trends and make adjustments accordingly. As of December 31, 2006, our product line consisted of: (i) 18 dietary supplement products; (ii) 5 personal care products, consisting primarily of cosmetic and skin care products; (iii) 2 water filtration system products; (iv) 1 fuel additive product. Our products are primarily manufactured by Nutri-Diem, Inc., ("NDI") a related party, and sold by us under a license and distribution agreement with NDI. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us. Our products are sold to our IBAs located in the United States, Canada, the Philippines and Hong Kong.

We believe that our network marketing system is suited to marketing dietary supplements, personal care products, water filtration systems and fuel additive products because sales of such products are strengthened by ongoing personal contact between IBAs and their customers. We also believe that our network marketing system appeals to a broad cross-section of people, particularly those looking to supplement family income or who are seeking part-time work. IBAs are given the opportunity, through our sponsored events and training sessions, to network with other distributors, develop selling skills and establish personal goals.

Recent Corporate Developments

We experienced the following significant developments through the date of this filing and during fiscal 2006:

•
On February 1, 2007, the Board of the Directors of the Company approved a Stock Incentive Plan for its employees, directors and consultants. The plan is for a total of 250,000,000 restricted shares of common stock and expires February 11, 2017. On February 1, 2007 the Board of Directors also approved the grants of 235,000,000 stock options to our officers, employees and consultants.

•
On January 23, 2007, EYI entered into a web site design and development agreement with Colossal Head Communications ("Colossal"). Compensation for Colossal will be paid after completion of stages in the project, which is expected to be completed in sixteen weeks once work commences. The estimated cost is $40,000. Scheduling of phase two of this project is in progress.

•
On January 5, 2007, the Company completed a share exchange with certain shareholders of EYI. Shareholders received 1,999,323 restricted shares of the Company in exchange for shares owned by individuals in our subsidiary, Essentially Yours Industries, Inc.

•	On January 1, 2007, EYI entered into a Consulting Agreement with New U, Inc. ("New U") for a six month term. New U will receive $2,000 per month compensation for providing consulting services.

•
On October 27, 2006, EYI entered into a consulting agreement with Global Trends, Inc. ("Global Trends") on a month to month basis. Global Trends received 317,254 shares of restricted common stock as compensation for their services.

•
On October 20, 2006, EYI entered into a non-binding letter of intent with Mach 3 Technologies, LLC (“Mach 3”) for the exclusive distribution rights for the fuel enhancement product Ultimate ME2 in the Philippines. On November 28, 2006, EYI entered into a definitive agreement with Mach 3 for the exclusive distribution rights for the fuel enhancement product Ultimate ME2 in the Philippines for a period of three years.

•
On October 19, 2006, EYI entered into a consulting agreement with Creative Life Enterprises, Inc. (“Creative Life”) on a month to month basis. Creative Life received 500,000 shares of restricted common stock as compensation for their services.

•
On October 1, 2006, EYI entered into an agreement with Agoracom Investor Relations Corp. (“Agoracom”) to provide investor relations services. Agoracom is to receive $2,500 per month compensation along with a warrant for the purchase of up to 500,000 shares of common stock at $0.06 for a period of two years. The agreement expires on October 1, 2007.

•
On August 12, 2006, EYI entered into a joint venture agreement with Internet Marketing Consortium ("IMC") to provide multi media strategies, promotional, direct and targeted marketing services for an undetermined period of time. In consideration for the services provided by IMC, we paid a fee of $25,000.

•
On July 27, 2006, EYI entered into an addendum (the "Addendum") to the China Agency Agreement dated September 15, 2005 between Essentially Yours Industries (Hong Kong) Limited ("EYI HK"), Guangzhou Zhongdian Enterprises (Group) Co. Ltd., China Electronics Import and Export South China Corporation. Pursuant to the Addendum, we agreed to extend the purchasing and exclusivity terms of the China Agency Agreement for an additional one year period.

•
On July 19, 2006, EYI signed a letter of intent with Mach 3. Subject to the receipt of sufficient efficiency testing and Environmental Protection Agency ("EPA") registration, EYI may acquire the exclusive individual residential consumer rights for the USA, Canada and Mexico for the Ultimate ME2 product. The Ultimate ME2 product is designed to reduce emissions and save fuel. On August 2, 2006 confirmation of EPA registration was received by Mach 3. On October 12, 2006, EYI entered into a definitive agreement with Mach 3 for the exclusive residential rights for the fuel enhancement product ME2 in the US, Canada and Mexico for a period of three years. Pursuant to the agreement, Mach 3 received 967,680 warrants at $0.06 per share expiring October 12, 2008.

•
On July 12, 2006 and July 14, 2006, EYI received letters from Metals & Arsenic Removal Technology, Inc. ("MARTI") advising that the worldwide license for the ARTI-64 technology used for the production of the Code Blue™ product had been transferred from Hydroflo, Inc. to MARTI. MARTI has also transferred some of its inventory to Markus Group Ltd. ("Markus Group") and in the event MARTI is unable to meet production requirements, they have granted the rights to produce Code Blue™ to Markus Group. On July 20, 2006 Markus Group provided EYI with an Indemnity in connection with the letters provided by MARTI. We believe that this transfer will not interfere with the terms of our agreement with MARTI.

•
On July 1, 2006, EYI entered into a consulting agreement with James Toll. Mr. Toll provided training and marketing services for a period of three (3) months. Mr. Toll received $3,750 per month as compensation for his services.

•
On May 17, 2006, our wholly owned subsidiary EYI HK entered into a distribution agreement (the "Distribution Agreement") with Nozin, LLC. The Distribution Agreement is for a term of five years for the distribution of the nozin nasal sanitizer product in Hong Kong, Philippines and China. At present, the Company has not placed any purchase orders with Nozin, LLC.

•
On May 1, 2006, we entered into a settlement agreement with Thomas K. Viccars, SAV Management Co. Ltd. and VFT Management Co. Ltd. (collectively, "Viccars group") in the amount of $60,000 pursuant to which we entered into a full and final settlement of all claims by Viccars Group against our company and subsidiaries whereby Mr. Viccars claimed that he was entitled to certain unpaid compensation and benefits from our company and subsidiaries.

•
On May 1, 2006, EYI HK amended the Logistics Management Agreement originally dated September 1, 2005 with All In One Global Logistics Ltd. which provides international freight, warehousing and distribution services in Hong Kong.

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

•
Pursuant to the terms of the Securities Purchase Agreement and the issuance of our convertible debentures, on April 24, 2006 we issued to Cornell seventeen warrants to purchase up to an aggregate 124,062,678 shares of our common stock at the discretion of Cornell (collectively, the “Warrants”). Cornell is entitled to purchase from us: (1) 10,416,650 shares of our common stock at $0.02 per share, (2) 13,888,866 shares of our common stock at $0.03 per share, (3) 10,416,650 shares of our common stock at $0.04 per share, (4) 8,333,320 shares of our common stock at $0.05 per share, (5) 6,944,433 shares of our common stock at $0.06 per share, (6) 5,952,371 shares of our common stock at $0.07 per share, (7) 11,250,000 shares of our common stock at $0.08 per share, (8) 10,000,000 shares of our common stock at $0.09 per share, (9) 19,000,000 shares of our common stock at $0.10 per share, (10) 8,181,818 shares of our common stock at $0.11 per share, (11) 7,500,000 shares of our common stock at $0.12 per share, (12) 3,333,333 shares of our common stock at $0.15 per share, (13) 2,500,000 shares of our common stock at $0.20 per share, (14) 2,000,000 shares of our common stock at $0.25 per share, (15) 1,666,666 shares of our common stock at $0.30 per share, (16) 1,428,571 shares of our common stock at $0.35 per share and (17) 1,250,000 shares of our common stock at $0.40 per share upon surrender of the Warrants (or as subsequently adjusted pursuant to the terms of each Warrant) . Each Warrant has “piggy back” registration rights and expires five (5) years from the date of issuance.

•
On April 6, 2006, Essentially Yours Industries (International) Limited ("EYIINT") signed a Letter of Intent and Good Faith Commitment with Raul Bautista and Rommel Panganiban to act as managing partners and distributors for the Philippines. On September 20, 2006, EYIINT entered into a consignment and distribution licensing agreement with Orientrends, Inc. The agreement is for a period of five years for the sale a portion of our products in the Philippines

•
On April 3, 2006, we signed a termination agreement with Cornell terminating our Standby Equity Distribution Agreement, Registration Rights Agreement and Escrow Agreement previously entered into with Cornell on May 13, 2005.

•
On March 14, 2006, we entered into an agreement with Porter Public Relations, Inc. (“Porter”) pursuant to which Porter provided us with certain public relations services to promote the launch of the Code Blue water filtration system and the Longevity Series consisting of Calorad®, Prosoteine® and Calorad® Cream. Pursuant to the terms of this agreement, we agreed to pay Porter a fee of $5,000 per month for up to 40 hours of services per month. The agreement was terminated on August 29, 2006.

•
On January 27, 2006, we entered into a Consulting Agreement with Mr. Lou Prescott, for a period of six (6) months and $5,000USD per month to provide EYI with assistance in developing Mr. Prescott's business to business marketing model for EYI. Pursuant to the terms of the agreement we also agreed to purchase Mr. Prescott’s gold lead system, and during the term of the agreement, provided Mr. Prescott with 100% of the leads generated by the system.

•
On January 19, 2006, we entered into an agreement with Global Consulting Group Inc. ("Global") on a month to month basis. Global provided investor relations services and created investor awareness for a fee of $15,000.00 USD per month. This agreement was terminated on April 17, 2006.

CORPORATE ORGANIZATION

We were incorporated under the laws of the State of Nevada on June 27, 1996, under the name of "Inter N. Corporation". From 1999 to 2002, the Company's business plan was to create a product line of miniaturized microchip technology for insertion into inanimate objects or injection under the skin of animals. The Company again changed the focus of its business to oil and gas opportunities in 2002. From 1999 to 2003, the Company was a non-operating company with limited assets and was not able to raise sufficient funds to fund its business operations. On December 31, 2003, the Company completed a share exchange (the "Exchange") with certain of the shareholders (the "EYI Shareholders") of Essentially Yours Industries, Inc. a Nevada Corporation ("EYI"), under a Share Exchange Agreement, dated November 4, 2003, (the "Exchange Agreement").

Under the terms of the Exchange Agreement, the Company issued 117,991,875 shares of our common stock, representing approximately 79.9% of the then-outstanding common stock, to the EYI Shareholders in exchange for 15,372,733 shares of common stock of EYI held by them. As a result, we underwent a change of control. Following completion of the Exchange, the EYI Shareholders controlled approximately 79.9% of the Company's outstanding common stock and the Company owned approximately 97.9% of EYI's issued and outstanding capital stock. As a result of the transaction, we acquired EYI's business and EYI became our majority-owned subsidiary. Concurrent with the acquisition, we changed our name to "EYI Industries, Inc.", the Company's officers and directors resigned, and nominees of the EYI Shareholders were elected as successors.

Subsidiaries and Affiliates

We presently have eight subsidiaries through which we conduct our operations, described as follows:

•
Essentially Yours Industries, Inc., a Nevada Corporation (Majority Owned) was organized on June 20, 2002 upon the completion of a merger between Burrard Capital Corp., a Nevada Corporation, and Essentially Yours Industries, Inc., a Nevada Corporation. The resulting merged entity continued under the name Essentially Yours Industries, Inc. which presently conducts our US business operations.

•
642706 B.C. Ltd., dba EYI Management, located in Burnaby, British Columbia (Wholly Owned), provides accounting, customer service, marketing and financial advisory services to us. 642706 B.C. Ltd. has experience in marketing health and wellness products and experience in financial reporting for the United States and Canada.

•
Essentially Yours Industries (International) Limited, located in Hong Kong, (Wholly Owned), is a subsidiary of EYI Industries Inc., incorporated on December 6, 2005 to facilitate our expansion throughout Southeast Asian countries.

•
Essentially Yours Industries (Hong Kong) Limited, located in Hong Kong, (Wholly Owned), is a subsidiary of EYI Industries Inc,. incorporated on August, 22, 2005 and markets health and wellness products as well as water filtration products for use in Hong Kong and China.

•
Essentially Yours Industries (Canada), Inc. (Wholly Owned), a Canadian Federally incorporated Corporation, was incorporated on September 13, 2002 and is located in Burnaby, British Columbia, and assists us with Canadian sales, sales taxes and reporting.

•	RGM International, Inc., a Nevada Corporation (Wholly Owned), RGM was incorporated on July 3, 1997 in Nevada. RGM is a dormant investment company which holds 1% of Halo.

•
Halo Distribution LLC, a Kentucky Corporation, was organized on January 15, 1999. Halo was the distribution center for the Company's product, in addition to other products, until April 30, 2005, at which time the Company made the decision to discontinue its’ operations. Halo was dissolved on November 1, 2005.

•
World Wide Buyers Club, a (51% owned) dormant Nevada Corporation was organized on May 6, 2004 pursuant to a joint venture agreement. Management and the Board of Directors of the Company determined not to proceed with the joint venture.

The following are our affiliates and are controlled by certain of our directors and shareholders, as described below:

•
Nutri-Diem, Inc. ("NDI"), Quebec, Canada. NDI is the manufacturing facility in Quebec that supplies approximately 85% of our products. EYI negotiated with NDI an exclusive Distribution and Licensing Agreement whereby EYI can sell the products of NDI, such as Calorad and Agrisept-L, in the United States and Canada, and elsewhere in the world, subject to the approval of NDI. Michel Grise, President of NDI is one of our shareholders and a director of one of our subsidiaries.

•
Essentially Yours Industries Corp., located in Burnaby, B.C., provides services to EYI under a management agreement. These services consist of : computer and management information systems and support. Payments due under the management agreement are at cost of services plus a mark-up of approximately 5%. Essentially Yours Industries Corp. is controlled by Jay Sargeant, our President and Chief Executive Officer.

Key Operating Strengths

Our key operating strengths are primarily attributed to our IBA support programs coupled with our IBA compensation programs. We provide our IBAs with quality products and competitive commission programs, along with training and motivational events and services. We believe that we have established a strong operating platform to support IBAs and facilitate future growth. The key components of this platform include the following:

•
quality dietary supplement products, water filtration systems, personal care products and a fuel additive product that we believe appeal to consumers demands for products that contribute to a healthy lifestyle and environment;

•	a compensation program that permits IBAs to earn income from profits on the resale of products and residual income from product purchases within an IBAs’ down-line organization;

•	a communications program that seeks to effectively and efficiently communicate with IBAs by utilizing new technologies and marketing techniques, as well as motivational events and training seminars;

•	a continual expansion and improvement of our product line and marketing plan;

•	an in-house marketing department; and

•	use of computer technology to provide timely and accurate product order processing, weekly commission payment processing and detailed IBA earnings statements.

Growth Strategy

New Product Introduction.

•
Code Blue - In 2005, we introduced Code Blue™, a water filtration system product. The initial shipment of Code Blue Filters did not meet EYI’s product specifications. However, these product concerns were corrected with a later version of the Code Blue filter called the G-4, which we introduced and began promoting in 2006. It was our intent to create market awareness of this new product through a year-long promotional tour campaign which began in Spring 2006. Early results of this campaign indicated that product sales were not meeting sales targets and objectives. Management assessed these results and concluded that the problems surrounding the initial product version significantly hindered the public’s confidence in the Code Blue product line. Management still believes that this is a quality product with the unique performance feature of reducing arsenic and other contaminants from potable water through a tabletop unit. Management intends to continue to market this product along-side it’s other products but has scaled back the allocation of future marketing dollars earmarked for the tour campaign.

•
Nozin Nasal Sanitizer - On May 17, 2006, EYI HK entered into a Distribution Agreement with Nozin. The agreement granted EYI HK distribution rights exclusive to their channel for Nozin Nasal Sanitizer in Hong Kong and the Philippines. The Distribution Agreement granted EYI HK non-exclusive rights for China and all its territories. Prior to issuing a purchase order for this product, management learned that the product falls under the drug classification which would require a registration process of over one year. EYI is not in a position to register products that are classified in the drug category and therefore will not be proceeding with the marketing of Nozin.

•
Ultimate ME2 - In October 2006, EYI signed a definitive agreement with Mach 3. Through this agreement, Mach 3 has granted EYI the right to market the fuel enhancement product Ultimate ME2 (“ME2”).  ME2 is a non-polluting fuel performance additive product that enhances and creates efficient combustion that cools the engine of vehicles. Test results indicate that automobiles using ME2 will create fewer emissions for the environment, their engines will run smoother and will consume less fuel. In October 2006, EYI placed its first purchase order of the ME2 product and received delivery at the end of December. The initial three-month launch campaign concluded on January 16, 2007 in which an estimated 8,000 bottles of Ultimate ME2 was sold during this period. In connection with this launch, we also accepted over 1,000 membership applications from new distributors.

International Expansion.

Hong Kong and China- Our Hong Kong office was opened in September 2005 with the fundamental objective to serve the local Hong Kong distributors and provides a product pick-up depot for Code Blue™, Calorad®, Prosoteine®, Agrisept-L®, Definition® drops and cream, and Calorad® Cream. Although sales in the region have not met management’s expectations to-date, we intend to maintain this facility because it also serves as our resource and support center for other international expansion projects, including the CEIEC China Agency Agreement.

Philippines - In April 2006, our subsidiary, EYIINT, signed a Letter of Intent and Good Faith Commitment with Raul Bautista and Rommel Panganiban to act as managing partners and distributors for the Philippines. On September 20, 2006 we signed a definitive agreement with Orientrends, Inc. in connection with the Letter of Intent. Orientrends has since leased a new office in Makati which will be used for training new Filipino IBAs and will serve as a distribution center of EYI’s products within that region. We anticipate that initial sales will begin in the second quarter of 2007.

Distributor Commission Pay Plan Enhancement.

On July 28, 2006 the Company launched a new component of its commission pay plan for its IBAs called the Matching Management Bonus Program (“MMB”). Management believes that this enhancement will give IBAs an additional incentive to sell more products, recruit new sales people and assist their existing and future customers.

In 2007, we intend to launch a further enhancement to our commission pay plan called Environmental Hero Awards (“EHA”). This program is designed to run in conjunction with our existing compensation program and will allow eligible IBA’s to generate bonuses paid from a separate pool of up to 5% of our binary product sales. Management believes that this new commission plan addendum will encourage the sales of our environmentally friendly product, Ultimate ME2, as well as our other products.

 Industry Overview

Over the past several years, widely publicized reports and medical research findings have suggested a correlation between the consumption of dietary supplements and the reduced incidence of certain diseases. Thousands of such reports and research findings can be found on the International Bibliographic Information on Dietary Supplements (IBIDS) database produced by the Office of Dietary Supplements. In 1995, the United States Congress established the Office of Dietary Supplements, a division of the National Institutes of Health, to conduct and coordinate research into the role of dietary supplements in maintaining health and preventing disease. In addition, Congress has established the Office of Alternative Medicine within the National Institutes of Health to foster research into alternative medical treatments, which may include natural remedies.

We believe the following factors drive growth in the nutrition industry:

•	The general public's heightened awareness and understanding of the connection between diet and health;
•	Rising health care costs and the worldwide trend towards preventative health care; and
•	Product introductions in response to new scientific findings.

According to the World Health Organization ("WHO") arsenic in drinking water is a global situation and can cause severe health challenges with long term exposure. As reported by WHO, reliable data on exposure and health effects are rarely available, but it is clear that there are many countries in the world where arsenic in drinking water has been detected at concentration greater than guideline value 0.01mg/L. As a matter of prevention and control, WHO recommends the most important remedial action is prevention by providing safe-drinking-water.

According to the EPA, in typical urban areas cars, buses, trucks and off highway mobile sources such as construction vehicles and boats, produce at least half of the hydrocarbons and nitrogen oxides. Even though nationally these pollutants are created from a great varied of industrial and combustion process, the personal automobile is the single greatest polluter. EPA studies show that many people typically associate air pollution with the billowing smokestacks of large industries. Air pollution emissions from each individual car are generally small. America's population of automobiles and drivers are increasing. This combined with the traffic congestion of urban areas results in a very large amount of air pollution. The EPA believes that emissions from millions of vehicles on our nations roads each day contribute substantially to our air pollution problems. Driving a private car is probably a typical citizen's most "polluting" daily activity.

Products

Our product line consists of products in the categories of dietary supplement products, personal care products, water filtrations systems and a fuel additive product. We currently market approximately 26 products. For the year ended December 31, 2006, Calorad sales represented over 65% of our net sales and is expected to provide a large portion of our net sales in the foreseeable future. In the third quarter of 2006, we launched our newest product, Ultimate ME2, which generated 6% of our overall 2006 gross revenues.

Dietary Supplements

We offer 18 products in the dietary supplement category which contain herbs, vitamins, minerals and other natural ingredients. As stated above, the dietary supplement product Calorad is expected to provide a large portion of our net sales in the foreseeable future. The following products represent the majority of our product sales in the dietary supplement category:

•	Agrisept-L®: Agrisept-L is a dietary supplement of citrus extracts used as a germicide.

•	Calorad®: Calorad is a liquid collagen-based dietary supplement. Calorad is available in three formulas: beef, fish, and AM.

•	Definition® (drops): Definition is a natural herbal product designed to feed and nurture the female breast. This product is available in both cream and drop formulations.

•	Iso-Greens®: Iso-Greens is a nutrient-rich green food supplement. The vegetables in Iso-Greens combine to supply 39 of the vitamins, minerals and amino acids found in food, including Vitamin B-12.

•	Noni Plus®: Noni is an extract of organic Noni fruit and liquid trace minerals. It has been used by natives and ancient healers of many countries.

•	Oxy-Up®: Oxy-Up is a liquid stabilized oxygen supplement.

•	Prosoteine®: Prosoteine is a plant based, natural, stimulant-free liquid protein supplement.

•	Triomin: Triomin is a liquid trace mineral dietary supplement.

Personal Care Products

We offer 5 personal care products. The following products represent the majority of our product sales in the personal care category:

•
Calorad® (cream): Calorad cream is a topical serum with a base of collagen that aids the skin during the natural aging process. The exclusive mixture of ingredients in Calorad cream stimulate, moisturize and nourish to bio-illuminate skin. The active ingredients in Calorad cream are compatible with the biologic structure of the human skin. The formulation is a selection of the most recent biotechnology ingredients, working in perfect synergy, easily penetrating the cellular metabolism level of the skin.

•
Definition® (cream): Definition is a safe, non-invasive, natural herbal product designed to feed and nurture the female breast. The selected ingredients work in harmony, helping the body to maintain the nutritional needs of the mammary glands. It works with the body's natural capabilities to maintain the shape and tone of youth in the female breast.

Water Filtration Systems

•
Code Blue™ Water Filtration System: Code Blue is a pour-through drinking water filtration system (containing a pitcher and filter) that reduces Arsenic, Chlorine, Nitrates, Nitrites, Mercury and other contaminants from potable water.

•	Code Blue™ Filter is a filter that reduces Arsenic, Chlorine, Nitrates, Nitrites, Mercury and other contaminants from potable water.

Fuel Additive Product

•	Ultimate ME2 is a fuel performance product that reduces fuel consumption and emissions.

Promotional Materials. We also derive revenues from the sale of various educational and promotional materials designed to aid our distributors in maintaining and building their businesses. Such materials include various sales aids, informational DVD's, videotapes and cassette recordings, and product and marketing brochures. We produce many of our promotional materials in-house and have the capability to create just-in-time marketing pieces as needed and constantly update our marketing materials.

New Product Identification. We expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, consultants, distributors and other third parties. Prior to introducing new products, we investigate product formulations as it relates to regulatory compliance and other issues.

We rely upon NDI and other manufacturers, independent researchers and vendor research departments for product development services. When a new product concept is identified, or when an existing product must be reformulated, the new product concept or reformulation project is generally submitted to NDI or other manufacturers for technical development and implementation. NDI owns all of the rights to the products that they produce. We do not incur any expense for the development of any products by NDI. We continually review our existing products for potential enhancements to improve their effectiveness and marketability. While we consider our product formulations to be proprietary trade secrets, such formulations are not patented. Accordingly, there is no assurance that another company will not replicate one or more of our products.

Product Procurement and Distribution Insurance. Approximately 85% of our product line in the dietary supplement category is manufactured by NDI, utilizing its and our product formulations, as well as product formulations it licenses to us. A majority of our product line in the personal care category is also manufactured by NDI.

We have contracts with NDI that grant to us the exclusive license and right to market, sell and distribute in Canada and the United States and a non-exclusive right to market on the Internet certain products owned by Michel Grise Consultant, Inc., a Quebec corporation, which is controlled by Michel Grise, a director of our subsidiary, EYI. To maintain the license and distribution rights granted by those contracts, we were obligated to purchase from NDI during the period commencing on June 1, 2003, and continuing through and including May 31, 2004, products totaling $1,530,000. Those contracts also specify that for the period from June 1, 2004 to May 31, 2005, we were required to purchase from NDI products totaling $3,825,000. Additionally, those contracts specify that for each year commencing on June 1, and ending on May 31 thereafter during the term of that agreement, we are required to purchase products totaling $5,355,000. The provisions of those contracts specify that NDI will offer us the right to sell, market and distribute in those territories any new product developed by NDI

If we are not in default at the expiration of the initial five year period, those contracts will be automatically renewed for another five year period. In the event we fail to make the minimum purchase during any year, NDI has the option to require us to pay NDI an amount equal to 15% of the difference between the minimum amount for the respective year and the amount of actual purchases during that year. Additionally, in the event that we do not purchase the minimum amount during any particular year and do not make the 15% payment to NDI , NDI at its sole discretion, may terminate the respective contract or cause the license granted in the contract to be non-exclusive.

All of the items in our product line include a customer satisfaction guarantee. Within 30 days of purchase, any retail customer or IBA who is not satisfied with our product for any reason may return it or any unused portion to the distributor from whom it was purchased or to us for a full refund or credit toward the purchase of another product. IBAs may obtain replacements from us for products returned to them by retail customers, provided they return such products on a timely basis. Furthermore, in most jurisdictions, we maintain a buy-back program. Under this program, we will repurchase products sold to a distributor (subject to a 10% restocking charge), provided that the distributor resigns as a distributor and returns the product in marketable condition within one year of original purchase, or longer where required by applicable state law or regulations. We believe this buy-back program addresses a number of the regulatory compliance issues pertaining to network marketing systems. We expect that the cost of products returned to us will be less than 2% of gross sales. Below is a summary of return information based on our sales transactions that were paid for by credit card for the year ended December 31, 2006:

Month	Deposit	Sales	Returns	Chargebacks	Adj/ Disc.	Net Deposit

January-06	$350,329	$352,929	$14,887	$0	$12,196	$325,846
February-06	$343,419	$345,703	$1,983	$756	$10,572	$332,393
March-06	$361,146	$371,173	$8,961	$688	$12,505	$349,019
April-06	$313,197	$322,800	$9,412	$0	$10,991	$302,397
May-06	$316,811	$338,460	$21,321	$143	$11,149	$305,847
June-06	$331,526	$334,805	$2,944	$143	$10,717	$321,001
July-06	$312,428	$315,036	$2,252	$241	$10,492	$302,052
August-06	$279,370	$283,649	$4,279	$0	$9,967	$269,403
September-06	$296,712	$298,075	$997	$103	$9,534	$287,442
October-06	$304,681	$309,896	$4,746	-$103	$10,321	$294,932
November-06	$321,345	$325,240	$3,534	$0	$10,683	$311,023
December-06	$458,678	$461,367	$2,329	$0	$16,427	$442,611

	$3,989,644	$4,059,134	$77,644	$1,971	$135,554	$3,843,964
		100.00%	-1.91%	-0.05%	-3.34%	94.70%

Our specific refund policies are as follows:

Refund to Retail Customer

All EYI products have a thirty (30) day satisfaction guarantee from the date of purchase unless specifically extended in the case of special promotions. In the event of a dissatisfied customer, the IBA is responsible to return the customer’s money and have all remaining products returned to the IBA. The IBA then forward's the following to EYI:

1)	Proof of refund;
2)	Written explanation from the customer;
3)	EYI’s Order number;
4)	Proof of Purchase (Bill of Sale);
5)	The unused portion of the product (Refunds will be void if 50% of the product is not returned).

Upon receipt of the above items, provided that the IBA has acted in a timely fashion, EYI will promptly replace any returned product to the IBA. An IBA acting in a "timely fashion" means that items one through five must be received by EYI within twenty (20) days of the date of refund transaction. Refunds will be void if 50% of the product is not returned.

To request a refund, the IBA must return the unused portion of the product within 30 days from the date of purchase. In addition, the IBA must include the purchase/invoice number and cover the cost of the return. The refund offer is void if the product is more than 50% used.

Refund To Independent Business Associates

An IBA may request a return, by returning the unused portion of a product within 30 days from the day of purchase. IBA’s must include the purchase/invoice number and cover the cost of the product return.

If an IBA is not satisfied with a given EYI product, EYI will replace the product with a product of same or like value, less shipping and handling charges. The IBA is responsible for the replacement shipping and handling cost.

Refunds will be issued upon request. Please keep in mind that EYI will not issue any refunds for product(s) previously certified as sold under the 70% rule. (Please refer to EYI's Policies and Procedures, for details). As well, refunds will be less commission paid on the returned product. Business volume issued at the time of purchase will be removed from the binary and adjusted accordingly at the time of the return. IBA’s effected by the negative adjustment will be responsible to reimburse EYI for all commission they may have earned at the time of the purchase.

Refunds are less original shipping and handling fee’s and are subject to a 10% processing fee.

The offer is void if product is more than 50% used.

The above will be offered up until one (1) year from the purchase date providing the product is returnable to stock and in re-sellable condition.

DISTRIBUTION AND MARKETING

Our product line is distributed from a third party warehouse in Bensalem, PA, our facility and warehouse in Burnaby, British Columbia, our 22 consignment centers located throughout the USA and Canada and a portion of our product line is distributed from our offices in the Philippines and Hong Kong.

We distribute our product line through our network marketing system where IBAs purchase product at wholesale and through person-to-person contact and re-sell the product at retail prices. At December 31, 2006, we had approximately 8,000 "active" IBAs. To be considered "active" a distributor must have purchased our products within the preceding 12 months. Our IBAs are independent contractors who purchase products directly from us for resale to retail consumers. IBAs may elect to work on a full-time or part-time basis. We believe our network marketing system appeals to a broad cross-section of people, particularly those seeking to:

•	supplement family income,

•	start a home business, or

•	pursue employment opportunities other than conventional, full-time employment.

•	A majority of our IBAs sell our products on a part-time basis.

•
We believe that our network marketing system is well suited to marketing our product line because sales of our products are strengthened by ongoing personal contact between retail consumers and IBAs, many of whom use our products themselves. Sales are made through direct individual personal sales presentations, as well as presentations made to groups. These sales methods are designed to encourage individuals to purchase our products by informing potential customers and IBAs of our product line and results of personal use, and the potential financial benefits of becoming a distributor. Our marketing efforts are typically focused on middle-income families and individuals.

Our network marketing program encourages individuals to develop their own down-line network marketing organizations. Each new IBA is either linked to:

•	the existing distributor that personally enrolled the new distributor into our network marketing program, or

•	the existing distributor in the enrolling distributor's down-line as specified by the enrolling distributor at the time of enrollment.

Growth of an IBAs' down-line organization is dependent on the recruiting and enrollment of additional IBAs by the distributor or the IBAs within such distributor's down-line organization. We currently do not keep records that would enable us to calculate IBA turnover frequency.

IBAs are encouraged to assume responsibility for training and motivating other IBAs within their down-line organization and to conduct opportunity meetings as soon as they are appropriately trained. We strive to maintain a high level of motivation, morale, enthusiasm and integrity among the members of our network marketing organization. We believe this result is achieved through a combination of products, sales incentives, personal recognition of outstanding achievement, and quality promotional materials. Under our network marketing program, IBAs purchase sales aids from us and assume the costs of advertising and marketing our product line to their customers, as well as the direct cost of recruiting new IBAs. We believe that this form of sales organization is cost efficient, because our direct sales expenses are primarily limited to the payment of commissions, which are only incurred when products are sold.

We continually strive to improve our marketing strategies, including the compensation structure within our network marketing program and the variety and mix of products in our line, to attract and motivate IBAs. These efforts are designed to increase IBAs' monthly product sales and the recruiting of new IBAs.

Growth of our network marketing program is in part attributable to our incentive structure. IBAs earn profits by purchasing from our product line at wholesale prices and selling our product line to their customers at retail prices. Additionally, we have a commission structure which provides for payment of commissions on product purchases made by other IBAs in a distributor's down-line organization. IBAs derive this commission income mainly through their "Business Volume", as described below.

Business Volume is assigned to most of our products and is used to calculate sales commission. The Business Volume, in most instances, is 50% of the wholesale cost of a product. Commissions are based on the total Business Volume which has been generated both personally and through the IBAs' down-line activity. Therefore, as a down-line grows, it is possible for greater commissions to be earned. None of our IBAs have derived $1 million per year or greater for the years ended 2006, 2005 or 2004.

In order for an IBA to earn commissions, there are four requirements:

•	an IBA needs to create a Business Center by completing an IBA Application and Agreement Form;

•	an IBA needs to qualify his Business Center with a 100 Business Volume order of our products;

•	an IBA needs to activate his Business Center by making two personal sales to two people who become qualified IBAs within one year of entry into the business; and

•	an IBA needs to be current with their annual administration fee.

The average annual commission earned by our IBAs during the twelve month period starting on January 1, 2006 and ending on December 31, 2006 was approximately $1,450.

To aid IBAs in meeting the monthly personal product purchase requirement to qualify for commissions, we developed the "Convenience Program." Under the Convenience Program purchasing arrangement, each Business Center establishes a standing product order (20 Business Volume minimum), which is automatically charged to a credit card or deducted from a bank account each month prior to shipment of the ordered products. Additionally, the Convenience Program allows IBAs to purchase certain products at reduced prices. As of December 31, 2006, we had approximately 1,750 IBAs participating in the Convenience Program.

Under our Consignment Center Program, we designate IBAs to operate consignment centers. Each Consignment Center located in North America, functions as our product distribution center, carrying our products. As of December 31, 2006, we had 22 consignment centers. Consignment centers provide hubs of local product and business training. They sell to customers at the point of purchase, teach sales and marketing techniques, distribute literature about our products and business while lowering our shipping and data-entry costs.

We maintain a computerized system for processing IBA orders and calculating commission payments, which enables us to remit such payments promptly to IBAs. We believe that prompt and accurate remittance of commissions is vital to recruiting and maintaining IBAs, as well as increasing their motivation and loyalty to us. We calculate and pay commissions weekly.

We are committed to providing the best possible support to our IBAs. IBAs in our network marketing program are provided training guides and are given the opportunity to participate in our training programs. We sponsor weekly conference calls for our IBAs, which include testimonials from successful IBAs and satisfied customers, as well as current product and promotional information. We produce weekly newsletters which provide information on us, our products and network marketing system. The newsletter is designed to help recruit new IBAs by answering commonly asked questions and includes product information and business building information. The newsletter also provides a forum for us to give additional recognition to our IBAs for outstanding performance. In addition, we sponsor training sessions for our IBAs. At these training sessions IBAs are provided the opportunity to learn more about our product line and selling techniques so that they can build their businesses more rapidly.

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

Government Regulation

In the United States (as well as in any foreign markets in which we may sell our products), we are subject to laws, regulations, administrative determinations, court decisions and similar constraints (as applicable, at the federal, state and local levels) (hereinafter "regulations"). These regulations include and pertain to, among others:

•	the formulation, manufacture, packaging, labeling, distribution, importation, sale and storage of our products;

•	our product claims and advertising (including direct claims and advertising as well as claims and advertising by distributors, for which we may be held responsible); and

•	our network marketing organization.

We believe we are currently in compliance with all regulations. In the past, we have met and passed inspections by the United States Food and Drug Administration ("FDA"), except as described below. Our past FDA violations are as follows: on October 7, 2002, we had a Food and Drug label inspection. A notice to re-label on Calorad was submitted on October 9, 2002. A panel was added to our Calorad product to round the calories to be in compliance with the Dietary Supplement Health Education Act of 1994 ("DSHEA Act"). The "may proceed" release was issued on November 6, 2002. On February 2, 2004, a notice to redeliver from the Department of Treasury/United States Customs Service in Detroit, Michigan was issued requesting an inspection and import permit along with an original CFI certificate (Canadian Food Inspection Agency Certificate).On entry number #336-0214262-5. We met all requirements and the shipment was released on February 27, 2004. On August 16, 2005 a hold was designated on entry number #336-0524098-8. Samples were collected by the FDA and sent to a lab for analysis on August 18, 2005. This was a routine sampling that the FDA performs on products at any given time to ensure product contents match the product labels. Testing was completed and the product was released on September 8, 2005. On October 5, 2005 we received a hold from the FDA for two products, requesting label clarification on one product and clarification on website claims for another product. On November 21, 2005 the first product was released under direction to make a small label adjustment on the next product run. We have complied with this request. On November 15, 2005 the second product was released after review of marketing materials available on the internet.

Products

The formulation, manufacture, packaging, storing, labeling, advertising, distribution and sale of our products are subject to regulation by federal agencies, including the FDA, the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture, the EPA, and the United States Postal Service. Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products are or may be manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of dietary supplements, cosmetics and skin care products, including some of our products. FDA regulations require us and our suppliers to meet relevant regulatory good manufacturing practices for the preparation, packaging and storage of these products. The Dietary Supplement Health and Education Act of 1994 revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements, which we believe is generally favorable to the dietary supplement industry. The Dietary Supplement Health and Education Act created a statutory class of "dietary supplements." This class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. In general, a dietary supplement is a product (other than tobacco) that is intended to supplement the diet that bears or contains one or more of the following dietary ingredients: a vitamin, a mineral, a herb or other botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total daily intake, or a concentrate, metabolite, constituent, extract, or combinations of these ingredients; is intended for ingestion in pill, capsule, tablet, or liquid form; is not represented for use as a conventional food or as the sole item of a meal or diet; and is labeled as a "dietary supplement." However, the DSHEA grandfathered, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement containing a new dietary ingredient and placed on the market on or after October 15, 1994 must have a history of use or other evidence establishing a basis for expected safety. Manufacturers of dietary supplements having a "structure-function" statement must have substantiation that the statement is truthful and not misleading.

The majority of our sales come from products that are classified as dietary supplements under the Federal Food, Drug and Cosmetic Act. The labeling requirements for dietary supplements have been set forth in final regulations with respect to labels affixed to containers beginning after March 23, 1999. These regulations include, among other things, how to declare nutrient content information, and the proper detail and format required for the "supplemental facts" box. We revise our product labels in compliance with these regulations. The costs of product re-labeling were immaterial. Many states have also recently become active in the regulation of dietary supplement products. These states may require modification of labeling or formulation of certain of our products sold in these states.

In January 2000, the FDA published a final rule that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to the DSHEA. Under the DSHEA, dietary supplement labeling may bear "structure/function" claims, which are claims that the products affect the structure or function of the body, without prior FDA approval. They may not without prior FDA approval, bear a claim that they can prevent, treat, cure, mitigate or diagnose disease, otherwise known as a "drug claim". The final rule describes how the FDA will distinguish drug claims from structure/function claims. Dietary supplements, like conventional foods, are also permitted to make "health claims", which are claims that are exempt from regulation as "drug" claims pursuant to the amendments to the FDCA established by the NLEA in 1990. A "health claim" is a claim, ordinarily approved by the FDA regulation, on a food or dietary supplement product's labeling that "characterizes the relationship of any substance to a disease or health-related condition". To help assure that foods, dietary supplements and cosmetics comply with the provisions of the FDCA and FDA's regulations, the FDA has numerous enforcement tools, including the ability to issue warning letters, initiate product seizures and injunctions, seek restitution and consent agreements, issue Import Alerts and pursue criminal penalties.

The manufacturer of dietary supplements is subject to existing FDA current good manufacturing practices, or "cGMP", regulations for food. In March 2003, the FDA proposed detailed cGMP regulations specifically for dietary supplements. The FDA is expected to publish final cGMP regulations for dietary supplements in the near future.

Personal care products, regulated by the FDA as cosmetics are intended to be applied to the human body for cleansing, beautifying, promoting attractiveness, or altering the appearance. Included in this definition are products such as skin creams, lotions, perfumes, lipsticks, fingernail polishes, eye and facial make-up preparations, shampoos, permanent waves, hair colors, deodorants, and any material intended for use as a component of a cosmetic product-provided such products are not promoted with drug claims.

In general, our cosmetic products are not subject to pre-market approval by the FDA. Cosmetics are, however, subject to regulation by the FDA under the Federal Food, Drug, and Cosmetic Act adulteration and misbranding provisions. They are also subject to specific labeling regulations, including warning statements, if the product's safety is not adequately substantiated or if it may be hazardous, as well as ingredient statement and other packaging requirements under the Fair Packaging and Labeling Act. Cosmetics that meet the definition of a drug (i.e., that are intended to treat or prevent disease or affect the structure or function of the body), such as sunscreens, are regulated as drugs. Cosmetics that bear label claims that expressly or impliedly suggest that the product serves such drug purposes will also be regulated as drugs.

As a marketer of products that are ingested by consumers or applied topically, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action or product liability action.

The EPA regulations require that each manufacturer or importer of gasoline, diesel fuel, or a fuel additive have its product registered prior to its introduction into commerce. ME2's EPA registration number is #204320001.

A small portion of our products sold in Canada have combination labels to satisfy Canadian compliance organizations, such as the Food Inspection Agency and Health Canada. Health Canada is moving towards stricter compliance guidelines for dietary supplement products through its recently created Office of Natural Health Products. New compliance guidelines through the Office of Natural Health Products may affect the formulation, manufacture, packaging, storing, labeling, advertising, distribution and sale of our products in Canada. We plan to comply with all regulations promulgated by Office of Natural Health Products. Due to the small percentage of sales in Canada, we do not hold separate Canadian labels for our product line.

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

NAD Enforcement

The National Advertising Division, or "NAD", of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD may challenge a company’s advertising on its own initiative or at the request of a competitor. While the NAD has no ultimate enforcement authority of its own, it may refer advertising that it views as violating FTC requirements or guidelines to the FTC for further action.

Bioterrorism Act Compliance

In June of 2002 Congress passed the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (“Bioterrorism Act”). Several provisions of the Bioterrorism Act have resulted in additional regulatory compliance issues. Under the Bioterrorism Act, domestic and foreign facilities that manufacture, process, pack, or hold food for human or animal consumption in the United States must register with the FDA. In November 2004, we met this requirement by registering with the FDA. In addition, the Bioterrorism Act requires companies to provide FDA with prior notification of all food importation, including dietary supplement importation. The Bioterrorism Act also mandates recordkeeping and records maintenance requirements. We currently believe we are in compliance with all Bioterrorism Act requirements.

Compliance Efforts

We attempt to remain in full compliance with all applicable laws and regulations governing the manufacture, labeling, sale, distribution, and advertising of our dietary supplements, personal care, water filtration and a fuel additive product. We retain special legal counsel for advice on both US FDA and FTC legal issues.

Network Marketing System

Our network marketing system is subject to a number of federal and state regulations administered by the FTC and various state agencies. These regulations are generally directed at ensuring that product sales are ultimately made to consumers (as opposed to other distributors) and that advancement within an organization be based on sales of the organization's products, rather than investment in the organization or other non-retail sales related criteria. For instance, in certain markets there are limits on the extent to which distributors may earn royalties on sales generated by distributors that were not directly sponsored by the distributor.

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

On April 5, 2006, the FTC released a proposed New Business Opportunity Rule. The proposed rule would require pre-sale disclosures for all business opportunities, which might include network marketing compensation plans. The New Business Opportunity Rule is currently only a proposed rule. If implemented at all, the rule ultimately may not be implemented in a form that applies to network marketing compensation plans, or may change significantly before it is implemented. If the proposed rule were adopted as currently proposed, it will require us to change some of our current practices regarding pre-sale disclosures.

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

Depending on the product category, our competition varies. Calorad competes directly with Colvera, a product with different ingredients but a similar concept. Additionally, Calorad competes indirectly with food plans such as Weight Watchers and meal replacement products such as Slim Fast. Our Noni Plus product competes with Tahitian Noni International and others. Our other products have similar well funded and sophisticated competitors. Increased competitive activity from such companies could make it more difficult for us to increase or keep market share, since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities.

Ultimate ME2 competes directly with the engine efficiency supplements produced by Fuel Freedom International, a network marketing company.

Code Blue competes directly with Brita, a water filtration line of products available in retail outlets.

Our network marketing competitors include small, privately held companies, as well as larger, publicly held companies with greater financial resources and greater product and market diversification and distribution. Our competitors include Reliv International, Mannatech Incorporated, Usana Health Services, Alticor Inc. (Amway Corp.), Avon Products Inc., Herbalife Ltd., Mary Kay Inc., Melaleuca, Inc., Nature's Sunshine Products Inc., Nu Skin Enterprises Inc. as well as mass retail establishments.

Employees

As at March 30, 2007 we had 36 employees and managers. Of this total, 3 are executive officers, 4 are in accounting, 1 is in investor relations, 1 is in international development, 12 are in operations, 3 are in sales and marketing, 2 are in sales communication, 5 are in information systems, 1 is in product development, 3 are in purchasing/warehouse and 1 is in administration. We consider our employee relations to be good. None of our employees or managers are members of a trade union and we have not experienced any business interruption as a result of any labor disputes.

Research and Development Expenditures

We have not incurred any research or development expenditures during our last two fiscal years.

Intellectual Property

We have a License Agreement with NDI that gives EYI the exclusive right to use the trademarks solely in connection with the sale, marketing and distribution of the products. Our agreement states that we have non-exclusive rights to use the trademarks on the Internet. The agreement is based on a five year term, with automatic renewal for another five year period. We also have license agreement which gives EYI the exclusive right to the trademarks for the purpose of sales and marketing activities. The agreement is based on a 50 year term with a yearly renewal each year thereafter.

On June 30, 2002, the following NDI trademarks were licensed to EYI pursuant to the Marketing and Distribution Agreement in place between NDI and EYI. The owner of the trademarks set out in the table below is Michel Grise Consultants Inc., an associated company of NDI and is controlled by Michel Grise, one of the directors of EYI:

Product	Status

Agrisept-L®	Registered Trademark

Beaugest®	Registered Trademark

Bellaffina®	Registered Trademark

Calorad®	Registered Trademark

Citrex®	Registered Trademark

Citrio®	Registered Trademark

Definition®	Registered Trademark

Emulgent®	Registered Trademark

Fem Fem®	Registered Trademark

Golden Treat®	Registered Trademark

Hom Hom®	Registered Trademark

Invisible®	Registered Trademark

Livocare®	Registered Trademark

Melan Plus®	Registered Trademark

Neocell®	Registered Trademark

NRG®	Registered Trademark

Parablast®	Registered Trademark

Prosoteine®	Registered Trademark

Parattack®	Registered Trademark

Sea Krit®	Registered Trademark

On June 30, 2002, EYI acquired a license from Essentially Yours Industries Corp., an affiliated company, to use the below trademarks and formulas for a term of 50 years, renewable at the option of EYI on a yearly basis thereafter at the same yearly rate of $1.00 per year, from year to year:

Copyright/Trademark	Status of Application

Citri-plus®	Registered Trademark

EYI w/design®	Registered Trademark

Essential Marine®	Registered Trademark

Essentially Yours®	Registered Trademark

Essentially Yours Industries Corp. (with design) ®	Registered Trademark

Iso greens®	Registered Trademark

The following additional products are licensed to EYI:

Just Go Pro! ®	Registered Trademark

Oxy Up™	Registered Trademark

The Ultimate Performance Enhancer!™	Registered Trademark

Code Blue DRINK ONLY THE WATER™	Pending Trademark

How do you take your water…with or without Arsenic?! ™	Pending Trademark

ITEM 2.  DESCRIPTION OF PROPERTY.

Our principal office is located at 7865 Edmonds Street, Burnaby, B.C., Canada, V3N 1B9. The rent from January 1, 2006 to December 31, 2006 was at a rate of CDN$12,500.00 plus goods and service tax ("GST") per month. The lease is for a period of seven years commencing January 1, 2005 and our monthly rent increases by CDN$500 per month in January of each year. The rent for the period January 1, 2007 to December 31, 2007 is CDN$13,000 per month plus GST.

We also have an office located at Units 1-3, 15th Floor, No. 1 Minden Avenue, Tsim Sha Tsui Kowloon. On September 28, 2005, EYI HK entered into a Lease with Dombas Estates Limited for the lease of the office space. The lease is for a two year term at a monthly rent of approximately $3,500 USD (HK$22,920).

ITEM 3.  LEGAL PROCEEDINGS.

Other than as described below, we are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Action By Suhl, Harris and Babich

In 2003 a consolidated action was brought by the plaintiffs Wolf Suhl, Christine Harris and Edward Babich in the Supreme Court of British Columbia pursuant to an order pronounced in the New Westminster Registry under Action No. S061589 on May 7, 2003, which allowed the plaintiffs to proceed with an action against EYI. In February 2006, the Supreme Court of British Columbia made an order that the Company and Mr. Jay Sargeant be added to the lawsuit. The Plaintiffs' total claim in this matter was approximately $478,000. On September 5, 2006 we paid $200,000 in full and final settlement and a consent dismissal order was pronounced on September 13, 2006 concluding the action.

Action by The State of Texas, et al

On August 25, 2006 the State of Texas filed a Plaintiffs' First Amended Original Petition in the District Court of Travis County, Texas naming Essentially Yours Industries, Inc. A/K/A Essentially Yours Corp. A/K/A Burrard Capital, Inc. a foreign (NV) Corporation. The action arises from EYI's predecessor organization, Essentially Yours Industries, Corp., a Canadian Corporation's unpaid sales tax for the State of Texas in the amount of $179,094.84 plus interest and costs. A hearing on this matter has been set for June 11, 2007 at 9:00 am at the District Court of Travis County, Texas.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our shares have been trading on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol EYII since January 30, 2004 following completion of the Exchange Agreement between our Company, certain of our shareholders and Safe ID Corporation, see “Item 1. Description of Business” above. The shares of Safe ID Corporation traded on the OTC BB under the symbol "MYID" from January 17, 2001 to January 30, 2004. The following table contains the reported high and low bid prices for the common stock as reported on the OTCBB for the periods indicated:

YEAR 2005	High Bid	Low Bid
Quarter Ended March 31, 2005	$0.19	$0.03
Quarter Ended June 30, 2005	$0.06	$0.02
Quarter Ended September 30, 2005	$0.19	$0.03
Quarter Ended December 31, 2005	$0.12	$0.02

YEAR 2006	High Bid	Low Bid
Quarter Ended March 31, 2006	$0.04	$0.02
Quarter Ended June 30, 2006	$0.05	$0.02
Quarter Ended September 30, 2006	$0.02	$0.01
Quarter Ended December 31, 2006	$0.01	$0.01

The source of the high and low bid information is the OTCBB. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS OF COMMON STOCK

As of March 30, 2007, we had 193 registered stockholders holding 379,490,852 shares of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

On January 5, 2007 we completed a share exchange with certain of the shareholders of EYI, under a Share Exchange Agreement, dated January 5, 2007, (the "Exchange Agreement").

Under the terms of the Exchange Agreement, we issued 1,999,323 restricted shares of our common stock to the EYI shareholders in exchange for 260,485 shares of common stock held by them in EYI.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We are in the business of selling, marketing, and distributing a product line consisting of approximately 26 nutritional products in four categories: dietary supplements; personal care products; water filtration systems; and a fuel additive product. Currently, our product line consists of: (i) 18 dietary supplement products; (ii) 5 personal care products consisting primarily of cosmetic and skin care products; (iii) 2 water filtration system products; and (iv) 1 fuel additive product. Our products are primarily manufactured by and sold by us under a license and distribution agreement with NDI. The President of NDI, Michel Grise, is a director of our subsidiary EYI. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us. Our products are sold in the United States, Canada and Southeast Asia. Our products are marketed through a network marketing program in which IBAs purchase products for resale to retail customers as well as for their own personal use. We have a list of over 385,000 IBAs, of which approximately 8,000 we consider “active”. An “active” independent business associate is one who purchased our products within the preceding 12 months. Approximately 1,750 of these IBAs are considered "very active". A "very active" IBA is one who is on our automatic Convenience Program which allows our IBAs to set up a reoccurring order that is automatically shipped to them each month.

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2006, relative to our ability to continue as a going concern. We have negative working capital of approximately $4,025,000 and an accumulated deficit incurred through December 31, 2006 of $18,452,975, which raises substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a history of losses. We have incurred an operating loss since inception and had an accumulated deficit of $18,452,975 as of December 31, 2006. For the year ended December 31, 2006, we incurred a net loss of $7,105,759. For the year ended December 31, 2005, we incurred a net loss of $4,262,011. Consequently we will in all likelihood have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan, which calls for us to increase sales revenue and lower operating expenditures.

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

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as inclusion of the common stock equivalents would be anti-dilutive.

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

As the Company’s functional currency is the U.S. dollar, and all translation gains and losses are transactional, the Company has no assets with value recorded in Canadian dollar, and there is no recognition of other comprehensive income in the financial statements.

Foreign Currency Valuation And Risk Exposure

While the Company’s functional currency is the U.S. dollar and the majority of its operations are in the United States, the Company maintains its main operations office in Burnaby, British Columbia. The assets and liabilities relating to the Canadian operations are exposed to exchange rate fluctuations. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rate during the period. The net effect of exchange difference arising from currency translation is disclosed as a separate component of stockholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Income Taxes

The Company's accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company's consolidated financial statement or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of EYI assets and liabilities results in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such an asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. For the year ended December 31, 2006, no impairments have been identified.

Revenue Recognition

The Company is in the business of selling nutritional products in four categories: dietary supplements, personal care products, water filtration systems and a fuel additive product. Sales of personal care products represent less than 5% of the overall revenue and therefore are not classified separately in the financial statements. The Company recognizes revenue from product sales when the products are shipped and title passes to customers. Administrative fees charged to the Independent Business Associates are included in the gross sales and totaled $150,554 and $128,967 for the year ended December 31, 2006 and December 31, 2005 respectively.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (hereafter “SFAS No. 131”) which supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise,” replacing the “industry segment” approach with the “management” approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position.

Recent Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.”  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes  and Error  Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting  Principles Board Opinion No. 20, “Accounting  Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.”  SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.  The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies that the term “conditional asset retirement obligation,” which as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.   FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.

RESULTS OF OPERATIONS

The following table summarizes operating results as a percentage of revenue, respectively, for the periods indicated:

Summary of Year End Consolidated Results

	Fiscal Year
	31-Dec-06	31-Dec-05	31-Dec-04
Revenue, net of returns and allowances	100%	100%	100%
Cost of goods sold	31%	23%	21%
Gross profit before commission expense	69%	77%	79%
Commission expense	37%	39%	41%
Gross profit	33%	38%	39%
Operating expenses	108%	111%	103%
Operating loss	75%	74%	65%

During the year ended December 31, 2006, we had total revenues of $4,131,437 and gross profits of $1,354,956 or 33%, compared to revenues of $4,980,408 and gross profits of $1,883,507 or 38% during the year ended December 31, 2005. We experienced a total decline in revenue of $848,971 or 17%.

The gross profits generated during fiscal year 2006 were unable to offset our annual operating expenditures, which in turn resulted in an operating loss. For the year ended December 31, 2006 we incurred operating expenses of $4,456,017 and had an operating loss of $3,101,061. For the year ended December 31, 2005, we incurred operating expenses of $5,550,077 and had an operating loss of $3,666,570.

REVENUE BY SEGMENT

The following table summarizes our main revenue segments and the comparative net change from the prior year:

Revenue by Segments

	Three months ended				Year ended
	31-Dec-06	31-Dec-05	Variance		31-Dec-06	31-Dec-05	Variance

Administration fees	$38,973	$27,951	$11,022	39%	$150,554	$128,967	$21,587	17%
Binary Sales	$829,797	$856,446	($26,650)	-3%	$2,977,091	$3,758,260	($781,169)	-21%
Direct sales	$114,879	$164,547	($49,668)	-30%	$631,895	$779,028	($147,133)	-19%
Affiliate sales	$75,891	$80,302	($4,412)	-5%	$361,278	$304,568	$56,710	19%
Sales Aids	$3,733	$917	$2,816	307%	$10,619	$9,585	$1,034	11%

	$1,063,271	$1,130,163	($66,894)	-6%	$4,131,437	$4,980,408	($848,971)	-17%

Revenue by Segment, Three Month Results

Details of the most significant changes for the quarter ended December 31, 2006 to the quarter ended December 31, 2005 are detailed below:

Administration fees - These fees represent the annual membership fees paid by our IBAs. The fourth quarter results for 2006 improved 39% over the same period in 2005. We believe that this improvement in attracting a greater number of new IBAs is related to two key factors:

•	the launch of our newest product, Ultimate ME2, and
•	improvements made to our Compensation Plan

Binary sales - The binary sales segment represented 78% of our total revenue for the fourth quarter. During this quarter, our binary sales decreased by 3% or $26,650 over the same period last year. Although binary sales still resulted in a decrease for this quarter of 3%, this is significantly lower that the annualized rate of decline. Management feels that this is directly related to the launch of the newest product, Ultimate ME2 and the broadening awareness of the positive changes to our commission program.

Direct sales - Direct sales decreased 30% or $49,668 over the same period in 2005. The direct sales segment represented $114,879 or 11% of the total revenue earned during the quarter ended December 31, 2006, as compared to $164,547 or 15% of the total revenues earned during the year ended December 31, 2005. Management believes that this decline occurred because EYI’s marketing efforts has been predominately focused on the binary segment of the business.

Revenue by Segment, 12 Month Results

Details of the most significant changes from the year ended December 31, 2006 to the year ended December 31, 2005 are detailed below:

Binary sales - The binary sales segment represents $2,977,091 or 72% of the total revenue earned during the year ended December 31, 2006, as compared to $3,758,260 or 75% of the total revenues earned during the year period ended December 31, 2005. Management believes that our inability to attract and retain IBAs during the first three quarters of the year hindered our growth and caused the 21% decline in binary sales.

Direct sales - The direct sales segment represents $631,895 or 15% of the total revenue earned during the year ended December 31, 2006, as compared to $779,028 or 16% of the total revenues earned during the year ended December 31, 2005. Our direct sales segment declined 19% in 2006 and, as indicated above, management feels that the lack of marketing efforts on this segment directly contributed to the decline.

Affiliate sales - The affiliate sales segment represents $361,278 or 9% of the total revenue earned during the year ended December 31, 2006, as compared to $304,568 or 6% of the total revenues earned during the year ended December 31, 2005. We realized a 19% improvement in our affiliate sales over last year. Management believes that this growth is primarily due to EYI’s infrastructure with respect to processing affiliate sales transactions. In addition, commissions paid to our affiliates are consistently on time. Management believes that these factors enhance customer confidence and consequently, repeat sales.

OPERATING EXPENSES

The following table summarizes operating expenditures and the comparative net change for the Fourth Quarter and Twelve Month periods:

Operating Expenditures

	Three months ended				Year ended
	31-Dec-06	31-Dec-05	Variance		31-Dec-06	31-Dec-05	Variance

Consulting fees	$209,347	$498,442	($289,095)	-58%	$953,085	$1,250,278	($297,193)	-24%
Legal and professional fees	$58,680	$52,858	$5,822	11%	$486,831	$306,948	$179,883	59%
Customer service	$89,559	$36,724	$52,835	144%	$259,280	$198,500	$60,780	31%
Finance and administration	$176,309	$714,905	($538,596)	-75%	$819,838	$1,378,118	($558,280)	-41%
Sales and marketing	$29,701	($31,819)	$61,520	-193%	$301,332	$15,741	$285,591	1814%
Telecommunications	$41,314	$585,192	($543,878)	-93%	$139,269	$946,331	($807,062)	-85%
Wages and benefits	$314,966	$287,191	$27,775	10%	$1,179,258	$1,282,438	($103,180)	-8%
Warehouse expense	$87,456	$43,658	$43,798	100%	$317,124	$171,724	$145,400	85%

	$1,007,334	$2,187,151	($1,179,817)	-54%	$4,456,017	$5,550,077	($1,094,060)	-20%

Operating expenditures, Three Month Results

We incurred operating expenses in the amount of $1,007,334 for the three months ended December 31, 2006, compared to $2,187,151 for the period ended December 31, 2005. The overall decline was $1,179,817 or 54%. The following explains the most significant:

Consulting fees - For the quarter ended December 31, 2006, consulting fees totaled $209,347 and represented 21% of our total operating expenditures, as compared to $498,442 or 23% of the total operating expenditures for the quarter ended December 31, 2005. The total decline of $289,095 or 58% is primarily attributed to the $274,650 value of vested stock options as reported in December 2005.

Finance and administration - For the quarter ended December 31, 2006, finance and administration expenditures totaled $176,309 and represented 18% of our total operating expenditures, as compared to $714,905 or 32% of the total operating expenditures for the quarter ended December 31, 2005. The results for 2005 were higher as a result of expensing of stock options and financing costs expensed during the year ended December 31, 2005.

Telecommunications - For the quarter ended December 31, 2006, telecommunications totaled $41,314 and represented 4% of our total operating expenditures, as compared to $585,192 or 27% of the total operating expenditures for the quarter ended December 31, 2005. The results for the prior year are significantly higher due to expenses associated with our agreement with Eyewonder.

Warehouse expense - For the quarter ended December 31, 2006, warehouse expenses totaled $87,456 and represented 9% of our total operating expenditures, as compared to $43,658 or 2% of the total operating expenditures for the quarter ended December 31, 2005. The results reflect an increase of 100% for the quarter which relate to the additional rent and inventory expenditures associated with our Hong Kong operation.

Operating expenditures, Twelve Month Results

We incurred operating expenses in the amount of $4,456,017 for the year ended December 31, 2006, compared to $5,550,077 for the period ended December 31, 2005. The overall decline was $1,094,060 or 20%. The following explains the most significant changes during the periods presented:

Consulting fees - For the year ended December 31, 2006, consulting fees declined by $297,193 or 24% which is primarily attributed to a lesser amount of vested stock options issued to consultants during 2006.

Legal and professional fees - For the year ended December 31, 2006, legal and professional fees increased by $179,882 or 59% over last year. We attribute the increase primarily to the costs associated with the settlement of the Suhl, Harris and Babich legal matter.

Customer Service - For the year ended December 31, 2006, customer services fees increased a total of $60,780 or 31% over last year. These fees have increased based on the increased service provided under our contract with EYI Corp.

Finance and administration - For the year ended December 31, 2006, finance and administration expenditures decreased $558,280 or 41% over last year. The results for 2005 were higher as a result of expensing of stock options and due to expensing $390,000 in financing costs during the year ended December 31, 2005.

Sales and marketing - For the year ended December 31, 2006, we increased our sales and marketing expenditures by $285,591. These additional expenses relate to the grand opening of our Hong Kong office and to the expenditures relating to our North American Tour.

Telecommunications - For the year ended December 31, 2006, telecommunication expenses decreased $807,062 or 85%. The results for the prior year are significantly higher due to expenses associated with Eyewonder.

Warehouse expense - For the year ended December 31, 2006, warehouse expenses increased by a total of $145,400 or 85% over the prior year. This increase is attributed to additional rental fees and inventory expenditures associated with our Hong Kong operation.

Other Income (Expense):

Interest expense - For the years ended December 31, 2006 and December 31, 2005, we expensed $280,313 and $179,717 respectively. The current year's results include the interest charged to us pursuant to our debentures with Cornell Capital, TAIB Bank, and Certain Wealth.

Financing fees - For the year ended December 31, 2006, we incurred total financing fees of $946,564, which relate to expenses charged pursuant to our debentures with Cornell Capital, TAIB Bank, and Certain Wealth.

Loss on derivatives - For the year ended December 31, 2006, the Company reported a loss on derivatives in the amount of $2,928,321, which is made up of the following two components:

•
At December 31, 2006, the Company revalued the derivative embedded in each of the three convertible debentures at $415,758 each or a total of $1,247,294. For the year ended December 31, 2006, the Company recognized a loss of $366,107.

•
At December 31, 2006, the Company also calculated a marked-to-market adjustment for the warrants issued to Cornell Capital in connection with the convertible debenture. For the year ended December 31, 2006, the Company recognized a loss of $2,562,214 as a result of this valuation.

FINANCIAL CONDITION

Working Capital
	As at 31-Dec-06	As at 31-Dec-05	Variance

Current assets	$1,904,110	$382,057	$1,522,053	398%
Current Liabilities	$5,928,737	$2,347,087	$3,581,650	153%
Working Capital (deficit)	($4,024,627)	($1,965,030)	($2,059,597)	105%

We had cash and cash equivalents in the amount of $901,764 as of December 31, 2006 compared to cash in the amount of $25,639 as of December 31, 2005. We had a working capital deficit of $4,024,627 as of December 31, 2006 compared to a working capital deficit of $1,965,030 as of December 31, 2005.

Current Assets - We had an increase of $1,522,052 or 398% in our current assets since December 31, 2005. This increase relates to cash proceeds received from Cornell Capital, additional product inventory, and inventory prepayments.

Current Liabilities - We had an increase of $3,581,650 or 153% in our current liabilities since December 31, 2005. This increase is primarily attributed the Cornell Capital convertible debt and its related interest and derivative.

Liabilities
	As at 31-Dec-06	As at 31-Dec-05	Variance

Accounts payable and accrued liabilities	$1,427,214	$1,929,049	($501,835)
Accounts payable - related parties	$439,256	$328,038	$111,218
Convertible debt - related party, net of discount	$252,326	$0	$252,326
Derivative on convertible debt	$2,456,311	$0	$2,456,311
Interest payable, convertible debt	$1,303,630	$0	$1,303,630
Notes payable - related party	$50,000	$90,000	($40,000)

	$5,928,737	$2,347,087	$3,581,650

Cash Provided By Financing Activities

We have continued to finance our business primarily through equity financing agreements Cash provided by financing activities for the year ended December 31, 2006 was $5,114,565, compared to $1,394,044 for the year ended December 31, 2005.

Financing Requirements

Our consolidated financial statements included with this Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we had negative working capital of approximately $4,025,000 and an accumulated deficit of approximately $18,453,000 incurred through December 31, 2006.

Our current sources of working capital may not be sufficient to satisfy our anticipated current working capital needs. In the event we do not receive further financing from Cornell or other third parties to fully implement our business plan we may be required to seek additional financing. We may not be able to obtain additional working capital on acceptable terms, or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern. We anticipate that any additional financing would be through the sales of our common or preferred stock or placement of convertible debt.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RISK FACTORS

We Have Historically Lost Money And Losses May Continue In The Future

We have a history of losses. We have incurred an operating loss since inception and had an accumulated deficit of $18,452,975 as of December 31, 2006. Consequently, we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan, which calls for us to increase revenues. If we continue to experience losses we may be forced to curtail or cease our business operations.

We Have Been Subject To A Going Concern Opinion From Our Independent Auditors

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2005 and 2006, relative to our ability to continue as a going concern. We have negative working capital of approximately $4,025,000 and an accumulated deficit incurred through December 31, 2006, which raises substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If We Are Unable To Raise Additional Capital To Finance Operations, We Will Need To Curtail Or Cease Our Business Operations

We have relied on significant external financing to fund our operations. As of December 31, 2006, we had $901,764 in cash and our total current assets were $1,904,110. Our current liabilities were $5,928,737 as of December 31, 2006. Our net working capital deficit was $4,024,627 as of December 31, 2006. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure financing from external sources. In the event we do not obtain the necessary financing to fund our anticipated operating expenses, we will be forced to reduce our personnel and curtail other operating expenses.

The Sale Of Our Common Stock To Raise Capital May Cause Dilution To Our Existing Shareholders.

Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and shareholders may lose their entire investment.

We May Not Be Able To Compete Effectively Against Our Competitors, Which Could Force Us To Curtail Or Cease Business Operations

Many of our competitors have significantly greater name recognition, financial resources and larger distribution channels. In addition, our industry is characterized by low barriers to entity, which means we may face more competitors in the future. If we are not able to compete effectively against our competitors, we will be forced to curtail or cease our business operations. Our main competitors are Usana Health Sciences, Reliv International, Mannatech Incorporated, Fuel Freedom International and the Brita Products Company based on product offerings and sales pay structure. Our market share in the nutrition supplement industry is very small at this time.

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

There Are No Conclusive Studies Regarding The Medical Benefits Of Nutritional Products

Many of the ingredients in our current products, and we anticipate in our future products, will be vitamins, minerals, herbs and other substances for which there is not a long history of human consumption. Although we believe all of our products to be safe when taken as directed by us, there is little experience with human consumption of certain of these product ingredients in concentrated form. In addition, we are highly dependent upon consumers’ perception of the safety and quality of our products, as well as similar products distributed by other companies.
Any reduction in purchases or consumption of our existing products could force us to curtail or cease our business operations.

We Could Be Adversely Affected In The Event Any Of Our Products Or Any Similar Products Distributed By Other Companies Should Prove Or Be Asserted To Be Harmful To Consumers.

In addition, because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers’ failure to consume our products as we suggest or other misuse or abuse of our products or any similar products distributed by other companies could have a material adverse effect on the results of our operations and financial condition.

Adverse Publicity With Respect To Nutritional, Water Filtration or Fuel Additive Products May Force Us To Curtail Or Cease Our Business Operations

In the future, scientific research and/or publicity may not be favorable with respect to the products we market and sell. Future reports of unfavorable to our products could force us to curtail or cease our business operations

Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption or use of our products or any similar products distributed by other companies could have a material adverse effect on our operations. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume or use products as directed. In addition, we may not be able to counter the effects of negative publicity concerning the efficacy of our products.

We Will Have to Develop New Products In Order To Keep Pace With Changing Consumer Demands Or We Could Be Forced to Cease Or Curtail Our Business Operations

The dietary supplement industry is highly competitive and characterized by changing consumer preferences and the continuous introduction of new products. Our goal is to expand our portfolio of dietary supplement products through acquisition of existing companies and/or products serving niche segments of the industry. New products must be introduced in a timely and regular basis to maintain distributor and consumer interest and appeal to varying consumer preferences.

We believe that any future success of our Company will depend, in part, on our ability to anticipate changes in consumer preferences and acquire, manage, develop and introduce, in a timely manner, new products that adequately address such changes. If we are unable to develop and introduce new products or if our new products are unable to achieve and maintain market acceptance, our sales may be adversely affected as customers seek competitive products. In the past, we have engaged in very limited research and development with respect to the development of new products, as indicated by our lack of research and development expenses. Our lack of experience in developing and introducing new products, combined with our limited financial resources, may prevent us from successfully developing and introducing any new products in the future. Failure to develop new products could force us to curtail or cease our business operations.

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

Failure To Expand Into, Or To Succeed In, New International Markets Will Limit Our Ability To Grow Sales Of Our Products

We believe that our ability to achieve future growth is dependent in part on our ability to continue our international expansion efforts. However, there can be no assurance that we could be able to enter new international markets on a timely basis, or that new markets would be profitable. We must overcome significant regulatory and legal barriers before we can begin marketing in any foreign market. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries.

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

Also, it is difficult to assess the extent to which our products and sales techniques would be accepted or successful in any given country. In addition to significant regulatory barriers, we may also encounter problems conducting operations in new markets with different cultures and legal systems from those encountered elsewhere.

Additionally, in many markets, other network marking companies already have significant market penetration, the effect of which could be to desensitize the local distributor population to a new opportunity, or to make it more difficult for us to recruit qualified distributors. There can be no assurance that, even if we were able to commence operations in new foreign countries, there would be a sufficiently large population of potential distributors inclined to participate in a network marketing system offered by us. We believe our future success could depend in part on our ability to integrate our business methods, including our distributor compensation plan, across all markets in which our products are sold. If we are unable to expand our operations in new international markets, we could be forced to curtail our business operations.

Our Marketing System Could Be Found To Not Comply With Applicable Laws and Regulations

We currently have IBAs in the United States, Canada, Hong Kong and the Philippines. We review the requirements of various states, as well as seek legal advice regarding the structure and operation of our selling organization to ensure that it complies with all of the applicable laws and regulations pertaining to network sales organizations. On the basis of these efforts and the experience of our management, we believe that we are in compliance with all applicable federal and state regulatory requirements. We have not obtained any no-action letters or advance rulings from any federal or state security regulator or other governmental agency concerning the legality of our operations, nor are we relying on a formal opinion of counsel to such effect. We, accordingly, are subject to the risk that, in one or more of our markets, our marketing system could be found to not comply with applicable laws and regulations. Our failure to comply with these regulations could have a material adverse effect on us in a particular market or in general.

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

We Are Dependent On Our IBAs For Our Product Marketing Efforts; The Loss of A Significant Number Of IBA's Or The Loss Of A Key IBA Could Adversely Affect our Sales

Our success and growth depend upon our ability to attract, retain and motivate our network of IBAs who market our products. IBAs are independent contractors who purchase products directly from us for resale and their own use. IBAs typically offer and sell our products on a part-time basis and may engage in other business activities, possibly including the sale of products offered by our competitors. Typically, we have non-exclusive arrangements with our IBAs, which may be canceled on short notice and contain no minimum purchase requirements. While we encourage IBAs to focus on the purchase and sale of our products, they may give higher priority to other products, reducing their efforts devoted to marketing our products. Also, our ability to attract and retain IBAs could be negatively affected by adverse publicity relating to us, our products or our operations, as well as changes to our commission plan. In addition, as a result of our network marketing program, the down-line organizations headed by a relatively small number of key IBAs are responsible for a significant percentage of total sales. The loss of a significant number of IBAs, including any key IBA, for any reason, could adversely affect our sales and operating results, and could impair our ability to attract new IBAs. The loss of any IBAs could potentially reduce our sales and force us to curtail or cease our business operations. There is no assurance that our network marketing program will be successful or that we will be able to retain or expand our current network of IBAs.

Since We Cannot Exert The Same Level Of Influence Or Control Over Our IBAs As We Could If They Were Our Own Employees, Our IBAs Could Fail to Comply With Our Distributor Policies and Procedures, Which Could Result In Claims Against Us That Could Harm Our Financial Condition and Operating Results

Our IBAs are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if our distributors were our own employees. As a result, there can be no assurance that our distributors will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our IBA Policies and Procedures.

A Complaint Based On The Activities Of One IBA, Whether Or Not Such Activities Were Authorized By Us, Could Result In An Order Affecting Some Or All IBAs In A Particular State, And An Order In One State Could Influence Courts Or Government Agencies In Other States

Our IBAs act as independent sales people and are not closely supervised by EYI or supervised by us at all. We have little or no control or knowledge of our IBAs’ actual sales activities and therefore, we have little or no ability to ensure that our IBAs comply with regulations and rules regarding how they market and sell our products. It is possible that we may be held liable for the actions of our IBAs. Proceedings resulting from any complaints in connection with our IBAs’ marketing and sales activities may result in significant defense costs, settlement payments or judgments and could force EYI to curtail or cease our business operations.

If our network marketing program is shown to violate federal or state regulations, we may be unable to market our products. Our network marketing program is subject to a number of federal and state laws and regulations administered by the FTC and various state agencies. These laws and regulations include securities, franchise investment, business opportunity and criminal laws prohibiting the use of “pyramid” or “endless chain” types of selling organizations. These regulations are generally directed at ensuring that product sales are ultimately made to consumers (as opposed to other IBAs) and that advancement within the network marketing program is based on sales of products, rather than investment in the company or other non-retail sales related criteria.

The compensation structure of a network marketing organization is very complex. Compliance with all of the applicable regulations and laws is uncertain because of

•	the evolving interpretations of existing laws and regulations, and

•	the enactment of new laws and regulations pertaining in general to network marketing organizations and product distribution.

We have not obtained any no-action letters or advance rulings from any federal or state securities regulator or other governmental agency concerning the legality of our operations. Also, we are not relying on a formal opinion of counsel to such effect. Accordingly, there is the risk that our network marketing system could be found to be in noncompliance with applicable laws and regulations, which could have a material adverse effect on us. Such a decision could require modification of our network marketing program, result in negative publicity, or have a negative effect on IBA morale and loyalty. In addition, our network marketing system will be subject to regulations in foreign markets administered by foreign agencies should we expand our network marketing organization into such markets. If our marketing program is deemed inappropriate, we could be forced to cease our business operations.

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

•	our network marketing policies were enforced and

•	the network marketing program and IBAs’ compensation thereunder serve as safeguards to deter inventory loading and encourage retail sales to the ultimate consumers.

To further address the problem of "inventory loading," our IBAs must sell at least 70% of their inventory before they can reorder.

In the event of challenges to the legality of our network marketing organization by distributors, we would be required to:

•	demonstrate that our network marketing policies are enforced, and

•	demonstrate that the network marketing program and distributors' compensation there under serve as safeguards to deter inventory loading and encourage retail sales to the ultimate consumers.

Network marketing is subject to intense government scrutiny and regulation, which adds to the expense of doing business and the possibility that changes in the law might adversely affect our ability to sell some of our products in certain markets.

Network marketing companies, such as ours, are frequently subject to laws and regulations directed at ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based on the sale of products rather than investment in the sponsoring company. We are subject to the risk that, in one or more of our present or future markets, our marketing system could be found not to comply with these laws and regulations or may be prohibited. Failure to comply with these laws and regulations or such a prohibition could have a material adverse effect on our business, financial condition, and results of operations. Further we may simply be prohibited from distributing products through a network-marketing channel in some foreign countries, or be forced to alter our compensation plan.

The FTC and certain states regulate advertising, product claims, and other consumer matters, including advertising of our products. All advertising, promotional and solicitation materials used by distributors require our approval prior to use. The FTC has in the past several years instituted enforcement actions against many dietary supplement companies for false and misleading advertising of certain products. In addition, the FTC has increased its scrutiny of the use of testimonials and is currently considering revision of its guides governing the use of testimonials and endorsements. We have not been the target of FTC enforcement action. There is no assurance that:

•	the FTC will not question our advertising or other operations in the future,

•	a state will not interpret product claims presumptively valid under federal law as illegal under that state's regulations, or

•	future FTC regulations or decisions will not restrict the permissible scope of such claims.

We are also subject to the risk that new laws or regulations might be implemented or that current laws or regulations might change, which could require us to change or modify the way we conduct business in certain markets. This could be particularly detrimental to us if we had to change or modify the way we conduct business in markets that represent a significant percentage of our net sales. The FTC released a proposed New Business Opportunity Rule on April 5, 2006. The proposed rule would require pre-sale disclosures for all business opportunities, which might include network marketing compensation plans. The New Business Opportunity Rule is currently only a proposed rule. If implemented at all, the rule ultimately may not be implemented in a form that applies to network marketing compensation plans, or it may change significantly before it is implemented. If the proposed rule were adopted as currently proposed, it would require changes to practices regarding pre-sale disclosures.

In particular, in the past few years, the FTC has taken enforcement action against several dietary supplement companies and against manufacturers of weight loss products generally for false and misleading advertising of some of their products. FTC enforcement actions have resulted in consent decrees and significant monetary fines. While we have not been the target of FTC enforcement action against our product advertising, we cannot guarantee that the FTC, or comparable foreign agencies, will not challenge our advertising or other operations in the future.

We Are Subject To The Risk Of Claims By Distributors And Their Customers Who May File Actions On Their Own Behalf, As A Class Or Otherwise, And May File Complaints With The FTC Or State Or Local Consumer Affairs Offices

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

We Face Substantial Competition In The Dietary Supplement, Personal Care Industry, Water Filtration Category and Fuel Additive Industry Including Products That Compete Directly With Calorad

The dietary supplement, personal care, water filtration and fuel additive industries are highly competitive. It is relatively easy for new companies to enter the industry due to the availability of numerous contract manufacturers, a ready availability of natural ingredients and a relatively relaxed regulatory environment. Numerous companies compete with us in the development, manufacture and marketing of supplements specifically as their sole or principal business. Generally, these companies are well funded and sophisticated in their marketing approaches.

Depending On The Product Category, Our Competition Varies

Calorad competes directly with Colvera, a product with different ingredients but a similar concept. Additionally, Calorad competes indirectly with food plans such as Weight Watchers and meal replacement products such as Slim Fast. Our Noni Plus product competes with Morinda and others. Ultimate ME2 competes with Fuel Freedom International, a fuel performance product. Code Blue water filtration system competes with the Brita Products Company which also sells a water filtration system. Our other products have similar well-funded and sophisticated competitors. Increased competitive activity from such companies could make it more difficult for us to increase or keep market share, since such companies have greater financial and other resources available to them and possess far more extensive manufacturing, distribution and marketing capabilities.

Government Regulation By The FDA And Other Federal And State Entities Of Our Products Can Impact Our Ability To Market Products

The manufacturing, processing, formulation, packaging, labeling and advertising of nutritional products are subject to regulation by one or more federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the EPA and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities, as well as of foreign countries, in which our products may be sold. We may incur significant costs in complying with these regulations. In the event we cannot comply with government regulations affecting our business and products, we may be forced to curtail or cease our business operations.

On March 7, 2003, the FDA proposed a new regulation to require current good manufacturing practices, or cGMPs, affecting the manufacturing, packing and holding of dietary supplements. The proposed regulation would establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes proposed requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records for handling consumer complaints related to current good manufacturing practices. The final rule resulting from this rulemaking process is currently undergoing review by the Office of Management and Budget. Publication of the final rule is expected in the near future. Because of the long delay in issuing the final rule, there is considerable uncertainty as to the provisions of the final rule, and as to how large an impact the rule will have on the dietary supplement industry.

We anticipate that the new GMPs, once finalized, will be more detailed and rigorous than the GMPs that currently apply to dietary supplements. In particular, they may require dietary supplements to be prepared, packaged, produced and held in compliance with standards similar to those required for drugs.

Our failure to comply with applicable FDA regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. We intend to comply with any new cGMPs that are adopted. We recognize, however, that compliance with new GMPs may require us to expend additional, potentially substantial, capital and resources on manufacturing controls and increased testing of raw materials and finished products in the future in order to comply with the law and meet higher quality standards.

We market products that fall under two types of FDA regulations: dietary supplements and personal care products. In general, a dietary supplement:

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

Personal care products are intended to be applied to the human body for cleansing, beautifying, promoting attractiveness, or altering the appearance without affecting the body’s structure or functions. Included in this definition are products such as skin creams, lotions, perfumes, lipsticks, fingernail polishes, eye and facial make-up preparations, shampoos, permanent waves, hair colors, deodorants, and any material intended for use as a component of a cosmetic product, provided such products are not promoted with drug claims. In general, our cosmetic products are not subject to pre-market approval by the FDA. Cosmetics are, however, subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act adulteration and misbranding provisions. They are also subject to specific labeling regulations, including warning statements, if the product's safety is not adequately substantiated or if it may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act. Cosmetics that meet the definition of a drug (i.e. that are intended to treat or prevent disease or affect the structure or function of the body), such as sunscreens, are regulated as drugs. Cosmetics that bear label claims that expressly or impliedly suggest that the product serves such drug purposes will also be regulated as drugs. As a marketer of products that are ingested by consumers or applied topically, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action or product liability action.

Dietary supplements must follow labeling guidelines outlined by the FDA.
Under the Dietary Supplement Health and Education Act of 1994, companies that manufacture and distribute dietary supplements are limited in the statements that they are permitted to make about nutritional support on the product label without FDA approval. In addition, a manufacturer of a dietary supplement must have substantiation for any such statement made and must not claim to diagnose, mitigate, treat, cure or prevent a specific disease or class of disease, unless such claim has been authorized by the FDA. The product label must also contain a prominent disclaimer if certain types of claims are included on product labeling. These restrictions may restrict our flexibility in marketing our product.

The processing, formulation, packaging, labeling and advertising of such products, however, are subject to regulation by one or more federal agencies, including the FDA, the FTC, the Consumer Products Safety Commission, the Department of Agriculture and the EPA. Our activities are also subject to regulation by various agencies of the states and localities in which our products are sold. Among other things, such regulation puts a burden on our ability to bring products to market. Any changes in the current regulatory environment could impose requirements that would make bringing new products to market more expensive or restrict the ways we can market our products.

In general, no governmental agency or other third party makes a determination as to whether our products qualify as dietary supplements or personal care products prior to introducing such products into the marketplace. We make this determination based on the ingredients contained in the products and the claims we make for the products.

On December 9, 2006, President Bush signed the Dietary Supplement & Nonprescription Drug Consumer Protection Act into law. This Act requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events. Implementing regulations are due to be issued later in 2007. Expenditure of significant resources may be required to implement programs that comply with the requirements of these regulations.

If The FTC Or Certain States Object To Our Product Claims And Advertising We May Be Forced To Give Refunds, Pay Damages, Provide Consumer Redress, Enter into a Consent Decree, Cease Marketing Certain Products Or Change Our Business Methods or Promotional Practices

The Federal Trade Commission and certain states regulate advertising, product claims, and other consumer matters, including advertising of our products. In the past several years the Federal Trade Commission has instituted enforcement actions against many dietary supplement companies for false or deceptive advertising of certain products. In addition, the FTC has increased its scrutiny of the use of testimonials and is currently considering revision of its guidelines governing the use of testimonials and endorsements. We provide no assurance that:

•	the FTC will not question our past or future advertising or other operations; or

•	a state will not interpret product claims presumptively valid under federal law as illegal under that state’s regulations.

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

A Large Portion Of Our Sales Is Attributable To Calorad

A significant portion of our net sales is expected to be dependent upon our Calorad product. Calorad has traditionally represented more than 65% of our net sales and, although we hope to expand and diversify our product offerings, Calorad is expected to provide a large portion of our net sales in the foreseeable future. If Calorad loses market share or loses favor in the marketplace, our financial results will suffer and we could be forced to curtail our business operations.

Our Products Are Subject To Obsolescence; Which Could Reduce Our Sales Significantly

The introduction by us or our competitors of new dietary supplements, personal care, water filtration and fuel additive products offering increased functionality or enhanced results may render our existing products obsolete and unmarketable. Therefore, our ability to successfully introduce new products into the market on a timely basis and achieve acceptable levels of sales has and will continue to be a significant factor in our ability to grow and remain competitive and profitable. In addition, the nature and mix of our products are important factors in attracting and maintaining our network of IBAs, which consequently affects demand for our products. Although we seek to introduce additional products, the success of new products is subject to a number of conditions, including customer acceptance. There can be no assurance that our efforts to develop innovative new products will be successful or that customers will accept new products.

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

We Have No Manufacturing Capabilities And We Are Dependent Upon NDI And Other Companies To Manufacture Our Products

We have no manufacturing facilities and have no present intention to manufacture any of our dietary supplement and personal care products or water filtration systems. We are dependent upon relationships with independent manufacturers to fulfill our product needs. NDI, a related party, manufactures and supplies more than 80% of our products. We have contracts with NDI that require us to purchase set amounts of its manufactured products for at least the next five years and possibly the next ten years. It is possible that these contracts with NDI could become unfavorable, and we may not be able to use other manufacturers to provide us with these services if our terms with NDI become unfavorable. In addition, we must be able to obtain our dietary supplement and personal care products at a cost that permits us to charge a price acceptable to the customer, while also accommodating distribution costs and third party sales compensation. Competitors who do own their own manufacturing may have an advantage over us with respect to pricing, availability of product and in other areas through their control of the manufacturing process. In addition, because our agreement with NDI requires us to purchase minimum quantities, we face that risk that we may issue purchase orders for inventory that we do not require. In the event that this occurs, we will be forced to hold larger quantities of inventory, which could adversely affect our cash flow and our ability to pay our operating expenses. In addition, if we are forced to hold longer quantities of inventory, we face the risk that our inventory becomes obsolete with the passage of large amounts of time.

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

We depend upon the continued involvement of Jay Sargeant, our President, Chief Executive Officer and Director, and Dori O’Neill, our Executive Vice President, Chief Operations Officer, Secretary, Treasurer and Director. The further implementation of our business plan is dependent on the entrepreneurial skills and direction of management, including Mr. Sargeant and Mr. O’Neill . This direction requires an awareness of the market, the competition, current and future markets and technologies that would allow us to continue our operations. The loss or lack of availability of these individuals could materially adversely affect our business and operations. We do not carry “key person” life insurance for these officers and directors, and we would be adversely affected by the loss of these two key consultants.

We May Be Subject To Products Liability Claims And May Not Have Adequate Insurance To Cover Such Claims. As With Other Retailers, Distributors And Manufacturers Of Products We Face An Inherent Risk Of Exposure To Product Liability Claims In The Event That The Use Of Our Products Results In Injury

As a retailer and distributors of products, we face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. With respect to product liability claims, we have coverage of $2,000,000 per occurrence and $2,000,000 in the aggregate. Because our policies are purchased on a year-to-year basis, industry conditions or our own claims experience could make it difficult for us to secure the necessary insurance at a reasonable cost. In addition, we may not be able to secure insurance that will be adequate to cover liabilities. We generally do not obtain contractual indemnification from parties supplying raw materials or marketing our products. In any event, any such indemnification is limited by its’ terms and, as a practical matter, to the creditworthiness of the other party. In the event that we do not have adequate insurance or contractual indemnification, liabilities relating to defective products could require us to pay the injured parties’ damages which are significant compared to our net worth or revenues and we could be forced to curtail or cease our business operations.

Although We Have Not Experience Any Successful Product Liability Claims, Such Claims could Result In Material Losses

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

There Can Be No Assurance That Another Company Will Not Replicate One Or More Of Our Products

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

Because We Have Few Proprietary Rights, Others Can Provide Products And Services Substantially Equivalent To Ours

We hold no patents. We believe that most of the technology used by us in the design and implementation of our products may be known and available to others. Consequently, others may be able to formulate products equivalent to ours. We rely on confidentiality agreements and trade secret laws to protect our confidential information. In addition, we restrict access to confidential information on a “need to know” basis. However, there can be no assurance that we will be able to maintain the confidentiality of our proprietary information. If our pending trademark or other proprietary rights are violated, or if a third party claims that we violate its’ trademark or other proprietary rights, we may be required to engage in litigation. Proprietary rights litigation tends to be costly and time consuming. Bringing or defending claims related to our proprietary rights may require us to redirect our human and monetary resources to address those claims. If someone infringes on our proprietary information or we are accused of infringing on others, we could be forced to curtail our business operations.

We Often Use Our Securities As Consideration In Contracts Related To Our Operations; Which Will Cause Existing Shareholders To Experience Dilution

We often issue our securities as consideration in contracts related to our operations. We issued our securities in these transactions primarily because historically we have had insufficient cash to fund our operations. During 2006, we issued 817,254 restricted common shares for consulting services. As a result of such issuances, existing shareholders of EYI have experienced a dilutive impact to their ownership of our company. We may be forced to issue additional securities of EYI in future transactions in lieu for cash and shareholders would experience additional dilution.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

Our common stock is traded on the Over-the-Counter Bulletin Board. Our common stock is thinly traded compared to larger, more widely known companies in the nutritional supplement industry. Thinly traded common stock can be more volatile than common stock traded in an active public market. The high and low bid price of our common stock for the last two years was $0.19 and $0.01, respectively. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

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

The Issuance Of Preferred Stock May Entrench Management Or Discourage A Change Of Control

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock that would have designations rights, and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company or, alternatively, granting the holders of preferred stock such rights as to entrench management. Current members of our management that are large stockholders may have peculiar interests that are different from other stockholders. Therefore, conflicting interests of certain members of management and our stockholders may lead to stockholders desiring to replace these individuals. In the event this occurs and the holders of our common stock desired to remove current management, it is possible that our Board of Directors could issue preferred stock and grant the holders thereof such rights and preferences so as to discourage or frustrate attempts by the common stockholders to remove current management. In doing so, management would be able to severely limit the rights of common stockholders to elect the Board of Directors. In addition, by issuing preferred stock, management could prevent other shareholders from receiving a premium price for their shares as part of a tender offer.

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

ITEM 7.  FINANCIAL STATEMENTS.

Page

Report of Independent Registered Public Accounting Firm	42

Financial Statements

Consolidated Balance Sheets as of December 31, 2006	43

Consolidated Statements of Operations and Comprehensive Loss For the period from Inception to December 31, 2006	44

Consolidated Statement of Cash Flows For the period from Inception to December 31, 2006	49

Consolidated Statement of Stockholders’ Equity/Deficit For the period from Inception to December 31, 2006	45

Notes to Financial Statements	51

Board of Directors
EYI Industries, Inc.
Burnaby, British Columbia, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of EYI Industries, Inc. as of December 31, 2006 and December 31, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EYI Industries, Inc. as of December 31, 2006 and December 31, 2005 and the results of its operations, stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recorded significant losses from operations, has insufficient revenues to support operational cash flows and has a working capital deficit which together raise substantial doubt about its ability to continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 30, 2007

EYI INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2006	December 31, 2005
ASSETS

CURRENT ASSETS

Cash	$901,764	$25,639

Accounts receivable, net of allowance	18,425	48,783

Other accounts receivable	67,582	-

Prepaid expenses	181,048	12,387

Inventory	735,291	295,248

TOTAL CURRENT ASSETS	1,904,110	382,057

OTHER ASSETS

Property, plant and equipment, net	77,452	49,671

Deposits	46,432	67,603

TOTAL OTHER ASSETS	123,884	117,274

INTANGIBLE ASSETS	12,829	15,044

TOTAL ASSETS	$2,040,823	$514,375

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,427,214	1,929,049

Accounts payable - related parties	439,256	328,038

Interest payable, convertible debt	252,326	-

Convertible debt - related party, net of discount	2,456,311	-

Derivative on convertible debt	1,303,630	-

Notes payable - related party	50,000	90,000

TOTAL CURRENT LIABILITIES	5,928,737	2,347,087

Net liabilities from discontinued operations	375,344	375,344

MINORITY INTEREST IN SUBSIDIARY	120,739	262,057

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-

Common stock, $0.001 par value; 3,000,000,000 shares authorized, 345,675,516 and 217,600,875 shares issued and outstanding, respectively	345,675	217,600

Additional paid-in capital	9,536,004	6,155,518

Stock options and warrants	4,382,299	2,698,984

Subscription receivable	(195,000)	(195,000)

Accumulated deficit	(18,452,975)	(11,347,215)

TOTAL STOCKHOLDERS' DEFICIT	(4,383,997)	(2,470,113)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,040,823	$514,375

The accompanying notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
REVENUE, NET OF RETURNS AND ALLOWANCES	$4,131,437	$4,980,408

COST OF GOODS SOLD	1,261,702	1,165,976

GROSS PROFIT BEFORE COMMISSION EXPENSE	2,869,735	3,814,432

COMMISSION EXPENSE	1,514,779	1,930,925

GROSS PROFIT AFTER COST OF GOODS SOLD AND COMMISSION EXPENSE	1,354,956	1,883,507

OPERATING EXPENSES

Consulting fees	953,085	1,250,278

Legal and professional fees	486,831	306,948

Customer service	259,280	198,500

Finance and administration	819,838	1,378,118

Sales and marketing	301,332	15,741

Telecommunications	139,269	946,331

Wages and benefits	1,179,258	1,282,438

Warehouse expense	317,124	171,724

TOTAL OPERATING EXPENSES	4,456,017	5,550,077

LOSS FROM OPERATIONS	(3,101,061)	(3,666,570)

OTHER INCOME (EXPENSES)

Interest and other income	2,610	3,978

Interest expense	(280,313)	(179,717)

Financing fees	(946,564)	-

Gain/(loss) on derivatives	(2,928,321)	-

Foreign currency gain (discount)	6,572	(124,096)

TOTAL OTHER INCOME (EXPENSES)	(4,146,016)	(299,835)

NET LOSS BEFORE TAXES	(7,247,077)	(3,966,405)

PROVISION FOR INCOME TAXES	-	-

NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST	(7,247,077)	(3,966,405)

ALLOCATION OF LOSS TO MINORITY INTEREST	141,318	84,763

LOSS FROM DISCONTINUED OPERATIONS	-	(380,368)

NET LOSS	$(7,105,759)	$(4,262,010)

BASIC AND DILUTED

NET LOSS PER COMMON SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF

COMMON STOCK SHARES OUTSTANDING

FOR BASIC AND DILUTED CALCULATION	333,018,096	200,846,048

The accompanying notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional
	Number of		Paid-in	Subscription	Option/	Retained
	Shares	Amount	Capital	Receivable	Warrants	Earnings	Total

Balance, December 31, 2004	162,753,292	$162,753	$3,048,606	$(15,000)	$2,563,044	$(7,085,205)	$(1,325,802)

Stock issued at $0.06 per share for promissory note for exercise of options	3,000,000	3,000	177,000	(180,000)	-	-	-

Vested stock options issued for consulting at an average price of $0.07 per share	-	-	-	-	35,250	-	35,250

Vested stock options issued for employee and management at an average price of $0.07 compensation at per share	-	-	-	-	133,750	-	133,750

Stock issued to employee for financing guaranty & pledge valued at $0.05 per share	800,000	800	39,200	-	-	-	40,000

Nazlin - options exercised	250,000	250	14,750	-	(5,000)	-	10,000

Gladys Sargeant 506 subscription agreement	1,000,000	1000	4,000	-	15,000	-	20,000

Vested stock options issued for consulting at an average price of $0.03 per share	-	-	-	-	62,250	-	62,250

Cancelled stock options issued for compensation and consulting at an average price of $0.08 per option	-	-	425,300	-	(425,300)	-	-

Cancelled stock options issued for compensation at $0.20	-	-	2,400	-	(2,400)	-	-

Stock issued to TAIB Bank to retire $75,000 of $300,000 debenture	2,027,027	2,027	72,973	-	-	-	75,000

Stock issued to TAIB Bank to retire $170,000 of $300,000 debenture plus interest $10,830	4,487,096	4,487	176,343	-	-	-	180,830

Stock issued to TAIB Bank to retire $5,000 debenture plus interest of 14,245	375,146	375	18,870	-	-	-	19,245

Stock issued to Agora as part of contract	250,000	250	12,250	-	-	-	12,500

Stock issued to Lakhani as part of contract	500,000	500	34,500	-	-	-	35,000

Stock issued for exercise of options at $0.08 per share	100,000	100	7,900	-	-	-	8,000

Stock issued to Cornell to retire promissory note	22,789,581	22,789	1,008,099	-	-	-	1,030,888

Vested stock options issued for consulting at an average price of $0.20 per share	-	-	-	-	33,500	-	33,500

Vested stock options issued for employee and management at an average price of $0.20 compensation at per share	-	-	-	-	27,840	-	27,840

Stock issued to Cornell in exchange for $700,000 pursuant to SEDA	19,268,733	19,269	680,731	-	-	-	700,000

Cancelled stock options issued for compensation	-	-	10,500	-	(10,500)	-	-

Vested stock options issued for consulting at an average price of $0.20 per share	-	-	-	-	271,550	-	271,550

Beneficial conversion of convertible debt	-	-	422,096	-	-	-	422,096

Net loss for year ended December 31, 2005	-	-	-	-	-	(4,262,010)	(4,262,010)

Balance, December 31, 2005	217,600,875	217,600	6,155,518	(195,000)	2,698,984	(11,347,215)	(2,470,113)

Vested stock options issued for consulting at an average price of $0.20 per share	-	-	-	-	3,750	-	3,750

Stock issued to Cornell in exchange for $1,084,565 pursuant to SEDA	42,941,686	42,942	1,041,623	-	-	-	1,084,565

Shares returned to treasury	(268,639)	(269)	269	-	-	-	-

Beneficial conversion of convertible debt	-	-	200,207	-	-	-	200,207

Stock issued to Cornell to retire portion of debenture	34,095,618	34,096	182,140	-	-	-	216,236

Stock issued to Certain Wealth to retire portion of debenture	22,430,351	22,430	104,195	-	-	-	126,625

Stock issued to TAIB Bank to retire portion of debenture	28,058,371	28,058	130,403	-	-	-	158,461

Warrants issued to Cornell Capital for financing services	-	-	-	-	3,148,413	-	3,148,413

Vested stock options issued for consulting at $0.10 per share	-	-	-	-	5,000	-	5,000

Vested stock options issued to employees at $0.02 per share	-	-	-	-	1,400	-	1,400

Expired consultant stock options	-	-	961,300	-	(961,300)	-	-

Expired employee stock options	-	-	311,717	-	(311,717)	-	-

Stock issued to Cornell to retire portion of debenture	15,371,998	15,372	95,864	-	-	-	111,236

Stock issued to Certain Wealth to retire portion of debenture	6,825,244	6,825	42,331	-	-	-	49,156

Stock issued to TAIB Bank to retire portion of debenture	8,546,756	8,547	53,033	-	-	-	61,580

Vested stock options issued to employees at $0.06 per share	-	-	-	-	40	-	40

Expired consultant stock options	-	-	38,500	-	(38,500)	-	-

Expired employee stock options	-	-	99,988	-	(99,988)	-	-

Beneficial conversion of convertible debt	-	-	67,604	-	-	-	67,604

Stock issued to Cornell to retire portion of debenture	17,226,614	17,227	62,773	-	-	-	80,000

Stock issued to Certain Wealth to retire portion of debenture	14,940,436	14,940	51,429	-	-	-	66,369

Stock issued to TAIB Bank to retire portion of debenture	18,679,280	18,679	64,302	-	-	-	82,981

Vested stock options issued to employees at $0.06 per share	-	-	-	-	1,415	-	1,415

Warrants issued to a consulting firm for services	-	-	-	-	862	-	862

Warrants issued to a manufacturer for services	-	-	-	-	1,440	-	1,440

Expired consultant stock options	-	-	30,000	-	(30,000)	-	-

Expired employee stock options	-	-	37,500	-	(37,500)	-	-

Beneficial conversion of convertible debt	-	-	170,669	-	-	-	170,669

Restricted shares issued to a consultant at $0.006	500,000	500	2,500	-	-	-	3,000

Restricted shares issued to a consultant at $0.0069	317,254	317	1,872	-	-	-	2,189

Net loss for year ended December 31, 2006	-	-	-	-	-	(7,105,759)	(7,105,759)
	345,675,516	$345,675	$9,536,004	$(195,000)	$4,382,299	$(18,452,975)	$(4,383,997)

The accompanying notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES

Net loss	$(7,105,759)	$(4,262,010)

Loss allocated to minority interest	141,318	84,763
	(7,247,077)	(4,346,772)
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization	22,352	52,645

Stock and warrants issued for employee compensation and consulting	13,907	547,800

Stock issued for options exercised in lieu of debt	-	11,500

Stock issued for options exercised in lieu of consulting and legal fees	-	57,500

Stock issued for consulting services	5,189	-

Stock issued for interest on convertible debt	-	44,570

Loss/(gain) on valuation of derivative	2,928,321	-

Stock issued for financing guaranty & pledge	-	40,000

Discount recognized on convertible debt	451,356	120,276

Beneficial conversion of convertible debt	438,480	422,096

Liabilities in excess of assets on discontinued operations	-	(30,494)

Decrease (increase) in:

Related party receivables	(67,582)	-

Accounts receivable	30,358	(12,722)

Prepaid expenses	(168,661)	840,377

Inventory	(440,043)	(55,607)

Deposits	21,171	(65,367)

Increase (decrease) in:

Accounts payable and accrued liabilities	(501,836)	788,048

Accounts payable - related parties	111,218	168,583

Notes payable, related party	(40,000)	-

Interest payable, convertible debt	252,326	(10,616)

Net cash used by operating activities	(4,190,521)	(1,428,183)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES

Decrease (increase) in restricted cash	-	100,248

Decrease (increase) in property, plant, and equipment	(47,919)	(39,797)

Purchase of trademarks	-	(673)

Net cash provided by investing activities	(47,919)	59,778

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES

Net change in bank indebtedness	-	(72,456)

Issuance of stock, net of private placement costs & warrants	-	16,500

Repayment of convertible debt	-	(250,000)

Proceeds from Cornell SEDA	1,084,565	700,000

Proceeds from Cornell promissory note	-	1,000,000

Net proceeds from convertible debt	4,030,000	-

Net cash provided by financing activities	5,114,565	1,394,044

Net increase in cash and cash equivalents	876,125	25,639

CASH - Beginning of Year	25,639	-

CASH - End of Period	$901,764	$25,639

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest expense paid	$280,313	$179,717

Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Stock options and warrants vested for consulting and compensation	$13,907	$547,800

Beneficial conversion of convertible debt	$438,480	$-

Loss on valuation of derivative	$2,928,321	$-

Discount recognized on convertible debt	$451,356	$120,276

Stock issued for consulting services	$5,189	$-

Stock issued for options exercised in lieu of debt	$-	$11,500

Stock issued for options exercised in lieu of consulting and legal fees	$-	$67,500

Stock issued to retire part of prom note	$-	$175,000

Stock issued for redemption of convertible debenture	$-	$250,000

Stock issued for interest on convertible debenture	$-	$44,570

Stock and warrants issued through 506 Private Placement	$-	$20,000

Stock issued for financing guaranty & pledge	$-	$40,000

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Essentially Yours Industries, Inc. (hereinafter “EYI”) was incorporated on June 21, 2002 in the State of Nevada. The main business activities of EYI were acquired through a merger with the former entity, Burrard Capital, Inc., and other entities concerning EYI’s reorganization. On December 31, 2003, EYI entered into a share exchange agreement of its stock with Safe ID Corporation (hereinafter “Safe ID”). This transaction was accounted for as a share exchange and recapitalization. As a result of this transaction, Safe ID has changed its name to EYI Industries, Inc. (hereinafter “the Company”) and is acting as the parent holding company for the operating subsidiaries.

The principal business of the Company is the marketing of health and wellness care products, a water filtration system, and a fuel additive product. The Company sells its products primarily through network marketing distributors which in turn sell the products to the end customers. The Company also sells product directly and through affiliates. The Company maintains its principal business office in Burnaby, British Columbia. Effective for the period ended December 31, 2003, the Company elected to change its year-end from June 30 to December 31.

The Company has six wholly owned subsidiaries. The first subsidiary is Halo Distribution LLC (hereinafter “Halo”), which was organized on January 15, 1999, in the State of Kentucky. Halo was the distribution center for the Company’s product, in addition to other products, until April 30, 2005 at which time the Company made the decision to discontinue its’ operations. The second subsidiary is RGM International Inc., which was incorporated on July 3, 1997, in the State of Nevada. RGM International Inc. is a dormant investment company, which owns one percent of Halo. The third subsidiary is Essentially Yours Industries (Canada) Inc. (hereinafter “EYI Canada”), which was organized on September 13, 2002, in the province of British Columbia, Canada. EYI Canada markets health and wellness care products for use in Canada. The fourth subsidiary is 642706 B.C. Ltd., doing business as EYI Management, which was organized on February 22, 2002, in the province of British Columbia, Canada. EYI Management provides accounting, customer service and marketing services to the consolidated entity. The fifth subsidiary is Essentially Yours Industries (Hong Kong) Limited (hereinafter “EYI HK”). EYI HK was organized on August 23, 2005 in Hong Kong. EYI HK markets health and wellness care products for use in Hong Kong and China. The sixth subsidiary is Essentially Yours Industries (International) Limited (hereinafter “EYI INTL”). EYI INTL was organized on December 6, 2005 to facilitate the expansion throughout other Southeast Asian countries.

In addition, the Company owns approximately 98% of Essentially Yours Industries, Inc. (“EYI”), incorporated on June 21, 2002 in the State of Nevada. EYII markets health and wellness care products for use in USA. The Company also owns 51% of World Wide Buyers’ Club Inc. (hereinafter “WWBC”), a Nevada corporation, which was organized by a joint venture agreement effective May 6, 2004.

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

Accounting Pronouncements - Recent

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.”  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes  and Error  Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting  Principles Board Opinion No. 20, “Accounting  Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.”  SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.  The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies that the term “conditional asset retirement obligation,” which as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.   FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

Accounts Receivable and Bad Debts

The Company records accounts receivable at net realizable value and estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. The Company recorded an allowance to cover accounts receivable balances over 60 days of $45,570 and $26,346 for December 31, 2006 and December 31, 2005, respectively.

Advertising Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $75,166 and $39,208 for the year ended December 31, 2006 and December 31, 2005, respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Compensated Absences

Employees of the Company are entitled to paid vacation, and sick days, depending on job classification, length of service, and other factors. The Company accrued vacation pay in the amounts of $64,789 and $61,686 at December 31, 2006 and December 31, 2005, respectively.

Concentration of Credit Risk

The Company maintains its cash in two commercial banks. Although the financial institutions are considered creditworthy, at December 31, 2006 the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $707,116 (see Note 14).

Cost of Sales

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with service revenues and marketplace business.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

The Company has determined that derivatives existed because of features of the convertible debt as of the balance sheet date of December 31, 2006 (See Note 5.)

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and December 31, 2005.

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

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, “Accounting for Impairment of Long-lived Assets.” In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2006 or December 31, 2005.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). This statement requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company’s consolidated financial statement or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities results in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such an asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. (See Note 10.)

Inventories

The Company records inventories at the lower of cost or market on a first-in, first-out basis. The Company’s product inventory is reviewed each month and also when the re-order of the product is necessary. On a monthly basis, the Company’s inventory is reviewed based on the expiration of our existing inventory. Product that has a shelf-life of less than 60 days is written off or discounted. The Company expensed $81,913 and $7,881 for the year ended December 31, 2006 and December 31, 2005, respectively, for expired product inventory.

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

Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. For the years ended December 31, 2006 and, December 31, 2005, no impairments have been identified.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. (See Note 6.)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant transactions and balances among the companies included in the consolidated financial statements have been eliminated.

Revenue Recognition

The Company is in the business of selling nutritional products in three categories: dietary supplements, personal care products, and water filtration systems. Sales of personal care products, water filtration systems, and fuel additives; individually represent less than 5% of the overall revenue and therefore are not classified separately in the financial statements. The Company recognizes revenue from product sales when the products are shipped and title passes to the customer Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted to $150,554 and $128,967 for the years ended December 31, 2006 and December 31, 2005, respectively.

The Company offers a 100% refund policy to any retail customer or IBA who is not satisfied with their product purchase and returns it within 30 days of the purchase date. The Company also has a buy-back program in which any IBA can return resalable product for up to one year from the purchase date for a full refund less a 10% restocking fee. The Company expects that these refunds will represent less than 2% of its gross revenues.

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

Stock Options and Warrants Granted to Employees and Non-Employees

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 123R, defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital of approximately $4,025,000 and an accumulated deficit incurred through December 31, 2006. The Company also has limited cash resources and a history of recurring losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company’s products and decrease debt. The Company plans on continuing to reduce expenses, and with small gains in any combination of network sales, direct sales, and international sales, believe that they will eventually be able to reverse the present deficit.

NOTE 3 - ACCOUNTS RECEIVABLE AND CREDIT RISK

Accounts receivable at December 31, 2006 and December 31, 2005 consist primarily of amounts due from direct retail clients of EYI.

Other Receivables

The Company also has a balance owed from two IBAs who were advanced funds pursuant to the terms of a letter agreement dated September 19, 2006 and promissory notes. As at December 31, 2006, the balance of these receivables was $67,582.

NOTE 4 - CONVERTIBLE DEBT

On April 24, 2006 the Company entered into a securities purchase agreement with Cornell, TAIB Bank, and Certain Wealth (collectively the “Buyers” and together with the Company, the “Parties”). Pursuant to the securities purchase agreement, the Company shall sell to the Buyers, and the Buyers shall purchase from the Company, convertible debentures in the aggregate principal amount of $4,500,000, plus accrued interest, which are convertible into shares of the Company’s common stock, at the Buyers discretion. Of this aggregate amount, (a) $1,500,000 was funded on April 28, 2006, (b) $1,500,000 was funded on June 7, 2006 and (c) $1,500,000 was funded on June 20, 2006.

The debentures mature on April 24, 2009, accrue interest at an annual rate of ten percent (10%) and shall be convertible into shares of the Company’s common stock at the option of the holder, in whole or in part at any time and from time to time, at a conversion price equal to (a) $0.06 or (b) eighty percent (80%) of the lowest volume weighted average price of the Company’s common stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. During the quarter ended December 31, 2006, the Company recognized embedded derivatives in the convertible debentures. (See Note 5.)

The Company also executed an Investor Registration Rights Agreement pursuant to which the Company agreed to provide certain registration rights to the Investors. The Parties have also executed a security agreement, pursuant to which the Company has agreed to provide to the Buyers, a security interest in Pledged Collateral to secure the Company’s obligations under the convertible debentures, the securities purchase agreement, the Investor Registration Rights Agreement, the irrevocable transfer agent instructions, the security agreement, or any other obligations of the Company to the Buyer.

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

NOTE 5 - DERIVATIVES

Derivatives have been accounted for in accordance with SFAS 133, as amended, and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company has identified that the debentures described in Note 4 have embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the loan agreements, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133, Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument".

The embedded derivatives within the loan agreements have been recorded at fair value at the date of issuance and are marked-to-market each reporting period with changes in fair value recorded on the Company's income statement as gain (loss) on derivatives.

The fair value of the derivative liabilities is subject to the changes in the trading value of the Company's common stock, as well as other factors. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors such as the price of the Company's stock at the balance sheet date and the amount of shares converted by note holders. Consequently, the Company's financial position and results of operations may vary from quarter-to-quarter based on conditions other than its operating revenues and expenses.

At December 31, 2006, the Company revalued the derivative embedded in each of the three convertible debentures at $415,758 each or a total of $1,247,294. For the year ended December 31, 2006, the Company recognized a loss of $366,107.

At December 31, 2006, the Company also calculated a marked-to-market adjustment for the warrants issued to Cornell Capital in connection with the convertible debenture. For the year ended December 31, 2006, the Company recognized a loss of $2,562,214 as a result of this valuation.

NOTE 6 - PROPERTY AND EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight line method over three to seven years. The following is a summary of property, equipment and accumulated depreciation at December 31, 2006 and December 31, 2005.

	2006		2005
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Warehouse equipment	$0	$0	$0	$0
Furniture and fixtures	3,279	841	1,569	371
Computer Equipment & Software	128,178	94,074	105,447	83,068
Office equipment	33,909	4,458	14,859	901
Leasehold improvements	17,973	6,514	13,544	13,544
Total	183,339	$105,887	135,420	$85,749
Less: accumulated depreciation	105,887		85,749
Total property, plant and equipment, net	$77,452		$49,671

Depreciation expense for the periods ended December 31, 2006 and December 31, 2005 was $22,352 and $52,645, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of rights, title, and interest in and to the contracts with the Company’s independent business associates as well as the rights and licenses to trademarks and formula for the Company’s primary products. These rights and licenses were obtained from the Company’s former parent pursuant to a transfer agreement, as well as from the Company’s primary shareholder.

Trademarks and Formulas
Costs relating to the purchase of trademarks and formulas were capitalized and amortized using the straight-line method over ten years, representing the estimated life of the assets.

The following is a summary of the intangible assets at December 31, 2006 and December 31, 2005:

		Accumulated
	Cost	Amortization	Net

Balance, December 31, 2005	$22,275	$(7,233)	$15,044
Activity in last twelve months	13	(2,226)	(2,213)

Balance, December 31, 2006	$22,288	$(9,459)	$12,829

NOTE 8 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2006, the Company has not issued any preferred stock.

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

Between June 27, 2006 and December 31, 2006, the Company issued 34,095,619 shares to Cornell Capital to retire $216,266 of the convertible debt.

Between June 27, 2006 and December 31, 2006, the Company issued 22,430,351 shares to Certain Wealth to retire $126,625 of the convertible debt.

Between June 27, 2006 and December 31, 2006, the Company issued 28,058,371 shares to TAIB Bank to retire $158,461 of the convertible debt.

On October 19, 2006 the Company issued 500,000 restricted common shares to Creative Life pursuant the terms of its agreement with the Company dated October 18, 2006. The Company computed the number of shares issued in this transaction based on the fair value of services received and the market value of the Company’s common stock on the dates of issuance and recognized an expense of $3,000 to consulting fees.

On October 27, 2006 the Company issued 317,254 restricted common shares to Global Trends pursuant the terms of its agreement with the Company dated October 27, 2006. The Company computed the number of shares issued in this transaction based on the fair value of services received and the market value of the Company’s common stock on the dates of issuance and recognized an expense of $2,189 to consulting fees.

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

In accordance with SFAS No. 123, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the warrants for the period ended December 31, 2006: estimated risk-free interest rate of 5.125%; no dividends to be paid; estimated volatility of 128%, and term of two years.

Stock Options

During the year ending December 31, 2004, the Company’s Board of Directors approved the Stock Compensation Program to allow up to 25,000,000 shares of stock to be issued under the program. This plan enables the Company to grant stock options to directors, officers, employees and eligible consultants of the Company. There was no Company stock option plan in effect prior to 2004.

During the three months ended December 31, 2006, the Company recognized an expense to wages of $1,415 for all vested options.

Following is a summary of the status of the stock options during the years ended December 31, 2005 and December 31, 2006:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at December 31, 2004	19,747,390	$0.14
Granted	7,390,000	$0.13
Exercised	-3,350,000	$0.12
Forfeited or cancelled	-7,535,000	$0.08
Outstanding at December 31, 2005	16,252,390	$0.14
Granted	25,000	$0.06
Exercised	-	-
Forfeited or cancelled	11,012,390	$0.17
Options outstanding at December 31, 2006	5,265,000	$0.09

Weighted average fair value of options granted		$0.06

Summarized information about stock options outstanding and exercisable at December 31, 2006 is as follows:

Options Outstanding
Exercise		Weighted Ave.	Weighted Ave.
Price	Number	Remaining	Exercise
Range	of Shares	Life	Price
$0.02 - $0.22	5,265,000	0.66	$0.09

Options Exercisable
Exercise		Weighted Ave.	Weighted Ave.
Price	Number	Remaining	Exercise
Range	of Shares	Life	Price
$0.02 - $0.22	5,265,000	0.66	$0.09

Summarized information about non-vested but granted stock options outstanding at December 31, 2006 is as follows:

Non-vested Granted Options Outstanding
Exercise		Weighted Ave.	Weighted Ave.
Price	Number	Remaining	Exercise
Range	of Shares	Life	Price
$-	-	-	$-

Warrants

In consideration of the convertible debenture financing (see Note 4), the Company has also issued an aggregate of 124,062,678 common stock purchase warrants dated April 24, 2006 to Cornell, each exercisable for a period of five years commencing April 24, 2006 for the purchase of one share of common stock. The warrants provide that the holder cannot exercise the warrants to the extent such exercise would cause the holder and its affiliates to own more than 4.99% of our outstanding common shares. The warrants have exercise prices, subject to adjustment, ranging from $0.02 to $0.40 per share. Each warrant has “piggy back’ registration rights and shall expire five (5) years for the date of issuance, on or about April 24, 2011.

On October 1, 2006, the Company entered into an agreement with Agoracom Investor Relations Corp. (“Agoracom”) to provide investor relations services. Pursuant to the agreement, Agoracom is to receive a warrant for the purchase of up to 500,000 shares of common stock at $0.06 for a period of two years.

On October 12, 2006, EYI entered into a definitive agreement with Mach 3. Pursuant to the agreement, Mach 3 received 967,680 warrants at $0.06 per share expiring October 12, 2008.

	Number of Warrants	Weighted Average Remaining Life	Average Exercise Price

Outstanding and exercisable	131,006,548	4.31	$0.09

NOTE 10 - INCOME TAXES

The significant components of the deferred tax assets at December 31, 2006 and December 31, 2005 were as follows:

	December 31,	December 31,
	2006	2005

Net operating loss carry forward	$18,820,000	$11,628,000

Deferred tax asset:	$6,399,000	$3,954,000

Less valuation allowance for tax asset	-6,399,000	-3,954,000

Net deferred tax asset	$-	$-

At December 31, 2006 and December 31, 2005, the Company has net operating loss carry forwards of approximately $18,820,000 and $11,628,000 respectively, which expire in the years 2024 through 2026. The change in the allowance account from December 31, 2005 to December 31, 2006 was $2,445,000.

The Company’s subsidiaries in Canada are required to file income tax returns in British Columbia, Canada. The losses from operations are allocated to both United States and Canadian operations.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Joint Venture Agreement

On August 12, 2006 we entered into a joint venture agreement with Internet Marketing Consortium to provide multi media strategies, promotional, direct and targeted marketing services for an undetermined period of time. In consideration for the services provided by IMC, the Company paid a fee of $25,000.

Purchase Agreement

On June 30, 2002, EYI entered into a distribution and license agreement with a company in which one of EYI’s directors has an ownership interest. The agreement gives EYI the exclusive right to market, sell and distribute certain products for a five-year renewable term. Management estimates that 85% of EYI’s sales volume results from products supplied under this licensing agreement.

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

Lease Payments

The Company has operating lease commitments for its premises, office equipment and an automobile. The minimum annual lease commitments are as follows:

Year ended December 31,	Minimum Amount
2007	$163,285
2008	141,841
2009	147,013
2010	152,186
2011	157,358

Regulatory Risks and Claims

The Company’s products are subject to regulation by a number of federal and state entities, as well as those of foreign countries in which the Company’s products are sold. These regulatory entities may prohibit or restrict the sale, distribution, or advertising of the Company’s products for legal, health or safety, related reasons. In addition to the potential risk of adverse regulatory actions, the Company is subject to the risk of potential product liability claims.

Standby Equity Distribution Agreement

On May 13, 2005, the Company entered into a standby equity distribution agreement with Cornell Capital Partners, LP (“Cornell”) pursuant to which we entered into the following agreements: a registration rights agreement, an escrow agreement, and a placement agent agreement. Pursuant to the terms of the new standby equity distribution agreement, EYI may, at its discretion, periodically issue and sell shares of our common stock for a total purchase price of $10 million. If EYI requests advances under the standby equity distribution agreement, Cornell will purchase shares of our common stock for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell will retain 5% of each advance under the new standby equity distribution agreement. EYI may not request advances in excess of a total of $10 million. Pursuant to the terms of our registration rights agreement and the standby equity agreement with Cornell, EYI agreed to register and qualify, among other things, the additional shares due to Cornell under the standby equity agreement under a registration statement filed with the SEC.

On April 3, 2006 EYI signed a termination agreement with Cornell for the purpose of terminating our standby equity distribution agreement, registration rights agreement and escrow agreement all of which are dated as of May 13, 2005.

Other Matters

The Company’s predecessor organization, Essentially Yours Industries Corp. (“EYIC”), a Canadian corporation, has outstanding claims from the Internal Revenue Service for penalties and interest of approximately $2,000,000. Furthermore, one or more states may have claims against EYIC for unpaid state sales taxes. Management believes that these claims are limited solely to EYIC and that any prospective unpaid tax claims against the Company are remote and unable to be estimated.

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

Distribution Agreement

On September 20, 2006 Essentially Yours Industries (International) Limited entered into a consignment and distribution licensing agreement with Orientrends, Inc. Orientrends will act as an exclusive agent and qualified distributor to market EYI Products within the Philippines. The agreement is for a period of five years.

Action by The State of Texas, et al

On August 25, 2006 the State of Texas filed a Plaintiffs' First Amended Original Petition in the District Court of Travis County, Texas naming Essentially Yours Industries, Inc. A/K/A Essentially Yours Corp. A/K/A Burrard Capital, Inc. a foreign (NV) Corporation. The action arises from EYI's predecessor organization, Essentially Yours Industries, Corp., a British Columbia Corporation's unpaid sales tax for the State of Texas in the amount of $179,094.84 plus interest and costs.

Investor Relations Agreement

On October 1, 2006 the Company entered into a two year agreement with Agoracom to provide investor relations services. Agoracom will receive $2,500 per month plus a warrant to purchase up to 500,000 shares of the Company’s common stock at $0.06 per share.

Consulting Agreements

On October 19, 2006 the Company entered into a consulting agreement with Creative Life Enterprises, Inc. on a month to month basis. Creative Life received 500,000 shares of the Company’s restricted common stock as compensation for their services.

Manufacturing Agreement

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

Escrow Fund

On August 1, 2005, pursuant to the standby equity distribution agreement ("SEDA") dated June 22, 2004, and the promissory note dated August 1, 2005, the Company allocated fifty-one million two hundred thousand (51,200,000) shares of the Company’s common stock into escrow. The SEDA was cancelled. The promissory note is not part of the SEDA.

NOTE 12 - DISCONTINUED OPERATIONS

During the year ended December 31, 2005, the Company elected to discontinue the operations of Halo Distribution LLC (hereinafter “Halo”), a subsidiary of the Company. The Company’s balance sheet reports net liabilities from discontinued operations of $375,344 as at December 31, 2006 and December 31, 2005.

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

The assets and liabilities disposed of from discontinued operations at December 31, 2006 were as follows:

Total Assets	$-

Accounts payable	$79,049
Accrued liabilities	275,368
Accounts payable - related party	105,000
Liabilities in excess of assets	$380,368

NOTE 13 - RELATED PARTY NOTE PAYABLE

The Company issued a promissory note for a total of $50,000 in December 2003. The note is unsecured, non-interest bearing and payable upon demand. This note has a remaining balance of $50,000 and $50,000 at December 31, 2006 and 2005,respectively.

NOTE 14 - CONCENTRATIONS

Bank Accounts

The Company maintains its cash accounts in two commercial banks. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States. The Company also maintains funds in commercial banks in Vancouver, British Columbia and in Hong Kong, in which funds in U.S. dollars are not insured. At December 31, 2006 and December 31, 2005, a total of $42,073 and $56,088, respectively, was not insured.

Economic Dependence

During the year, the Company purchased approximately 85% of its products for resale from one company, Nutri-Diem Inc., which is the sole supplier of the Company’s flagship product Calorad. Pursuant to a purchase agreement, the Company is subject to minimum purchases per annum. (See Note 11.)

NOTE 15 - RELATED PARTY TRANSACTIONS

On May 27, 2002, Mr. Jay Sargeant, a shareholder of EYI Corp. agreed to acquire all of the shares of EYI, along with the transfer agreement, license agreement, and agency appointment agreement, in settlement of amounts owed to him. As part of this transaction, EYI Corp. agreed to provide to EYI the services outlined in a management agreement.

The Company acquired, through agreements with EYI Corp, the rights, title, and interest in and to the contracts with the Company’s Independent Business Associates as well as the rights and licenses to trademarks and formula for the Company’s primary products.

Accounts payable to related parties represents amounts due executives for services preformed during the last year, as well as to other related parties and the company with which they have a signed management agreement. These payables are non-interest bearing and non-collateralized.

The Company purchases approximately 85% of its products for resale from one company, Nutri-Diem Inc., which is owned in part by a director of the Company.

On September 19, 2006, the Company entered into a letter agreement with two consultants whereby the Company has agreed to compensate their sales efforts during the pre-launch phase of the ME2 product.

Promissory Notes

At December 31, 2006, the Company is owed $67,582 from two consultants pursuant to terms of Promissory Notes and advances made pursuant to a letter agreement dated September 19, 2006.

NOTE 16 - SUBSEQUENT EVENTS

Between January 1, 2007 and March 20, 2007, the Company issued 15,908,008 common shares to Cornell Capital to retire $70,000 of convertible debt.

Between January 1, 2007 and March 20, 2007, the Company issued 7,063,155 common shares to Certain Wealth to retire $31,080 of convertible debt.

Between January 1, 2007 and March 20, 2007, the Company issued 26,298,852 common shares to TAIB Bank to retire $38,920 of convertible debt.

On February 1, 2007, the Board of Directors of the Company approved a Stock Incentive Plan for its employees, directors and consultants. The plan is for a total of 250,000,000 restricted shares of common stock and expires February 17, 2007. On February 1, 2007 the Board of Directors also approved the issuance of 235,000,000 stock options to officers, employees and consultants.

On January 23, 2007, EYI entered into a web site design and development agreement with Colossal Head Communications ("Colossal"). Compensation for Colossal will paid after completion of stages in the project which is expected to be completed in sixteen weeks.

On January 5, 2007, the Company completed a share exchange with certain shareholders of EYI. Shareholders received 1,999,323 restricted shares of the Company in exchange for shares held in the private entity EYI.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.   CONTROLS AND PROCEDURES.

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

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

Name	Age	Position with the Company	Date First Elected or Appointed
Jay Sargeant	59	President, Chief Executive Officer and Director	Director, Chief Executive Officer and President since December 31, 2003.
Dori O'Neill	47	Executive Vice-President, Treasurer, Chief Operations Officer, Secretary and Director	Executive Vice-President, Treasurer, Chief Operations Officer, Secretary and Director since December 31, 2003.
Rajesh Raniga	41	Chief Financial Officer	Chief Financial Officer since December 31, 2003.

Jay Sargeant. Mr. Sargeant has been our President, Chief Executive Officer and a member of our Board of Directors since December 31, 2003. Mr. Sargeant graduated from Boston State College in 1979 with a Bachelors Degree in English Literature and Psychology. From 1995 until June 30, 2002, the date of our merger with EYI, Mr. Sargeant was a director of Essentially Yours Industries, Corp. a Canadian Federal corporation and our Affiliate. Mr. Sargeant resigned as a member of the Board of Directors of Essentially Yours Industries, Corp. to concentrate on our sales and marketing efforts. Mr. Sargeant was a founder of Essentially Yours Industries, Corp.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

The Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board of Directors when performing the functions of an audit committee. The Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We presently do not have a compensation committee, an executive committee of our Board of Directors, stock plan committee or any other committees. However, our Board of Directors will consider establishing various committees during the current fiscal year.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not presently have a director who meets the definition of an "audit committee financial expert". We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. The size of our company and the size of the Board of Directors, at this time, do not require a separate nominating committee. Our independent directors annually review all director performance over the past year and make recommendations to the Board of Directors for future nominations. When evaluating director nominees, our independent directors consider the following factors:

(i)	The appropriate size of the Company’s Board of Directors;

(ii)	The needs of the Company with respect to the particular talents and experience of its directors;

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

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board of Directors may also consider such other factors as it may deem are in the best interests of the Company and its stockholders. In addition, the Board of Directors identifies nominees by first evaluating the current members of the board willing to continue in service. Current members of the board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board of Directors does not wish to continue in service or if the board decides not to re-nominate a member for re-election, the Board of Directors then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board of Directors are polled for suggestions as to individuals meeting the criteria described above. The board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board of Directors does not typically consider stockholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached to our Annual Report on Form 10-KSB filed with the SEC on April 14, 2004. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and Principal Position	Number of Late Form 4 Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Jay Sargeant, President, Chief Executive Officer, and Director	0	0	-
Dori O’Neill President, Chief Operations Officer, Secretary, Treasurer and Director	0	0	-

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain summary information concerning the compensation paid or accrued for each of EYI’s last three completed fiscal years to EYI’s or its principal subsidiaries’ Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2006, the end of EYI's last completed fiscal year) (the “Named Executive Officers”):

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jay Sargeant President, Principal Executive Officer and Director	2006	$240,000(1)	$5,000	--	--	--	--	--	$245,000(1)
	2005	$240,000(1)	--	--	1,500,000	--	--	--	--
	2004	$240,000(1)	--	--	4,200,000	--	--	--	--

Dori O’Neill2) Chief Operations Officer, Secretary, Treasurer And Director	2006	$240,000 (2)	%5,000	--	--	--	--	--	$245,000 (2)
	2005	$240,000 (2)	--	--	1,500,000	--	--	--	--
	2004	$240,000 (2)	--	--	7,400,000	--	--	--	--

Rajesh Raniga Principal Financial Officer	2006	$24,000	--	--	--	--	--	--	$24,000
	2005	$24,000	--	--	--	--	--	--	--
	2004	$24,000	--	--	450,000	--	--	--	--

Donna Keay Chief Financial Officer(3)	2006	$110,200(4)	$2,500(4)	--	--	--	--	6,347(4)	$118,751(4)
	2005(5)
	2004(5)
Notes:

(1)
We paid management consulting fees to Flaming Gorge, Inc., a private company controlled by Mr. Sargeant, our President, CEO and director, for his management of the operation of the Company and our subsidiaries, reporting to the Board of Directors, and appointing managers to oversee certain departments. Mr. Sargeant was compensated at the rate of $20,000 per month, on a month to month basis commencing November 5, 2002. The agreement was for an initial five-year term, which is automatically renewable upon expiration of the five-year period on a year-to-year basis. Effective January 1, 2004, we extended the consulting agreement of Mr. Sargeant for an additional five years.

(2)
We paid management consulting fees to O’Neill Enterprises Inc., a private company controlled by Mr. O’Neill, our Executive Vice-President, COO, Secretary, Treasurer and director, for the management of day to day activities and operations of the Company and our subsidiaries. Mr. O’Neill was compensated at the rate of $15,000 per month, on a month to month basis commencing November 5, 2002. The agreement was for an initial five-year term, which is automatically renewable upon expiry of the five-year period on a year-to-year basis. Effective January 1, 2004, we increased the consulting fees payable to Mr. O’Neill to $20,000 per month, and extended the term by five years.

(3)	Mrs. Keay is the Chief Financial Officer of EYI.

(4)
Mrs. Keay is paid an annual salary of $125,000 CDN per year, $600 CDN per month car allowance and a bonus of $2,500 CDN. Based on the Bank of Canada 2006 average exchange rate of 1.1343 the total amount is equal to $118,751 US.

(5)	Mrs. Keay did not earn more than $100,000 US for the fiscal years ended December 31, 2005 or 2004.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option awards					Stock Awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Jay Sargeant	1,500,000	--	--	$0.06	Feb-9-07	--	--	--	--

Dori O'Neill	1,500,000	--	--	$0.06	Feb-9-07	--	--	--	--

Rajesh Raniga	--	--	--	--	--	--	--	--	--

Donna Keay	--	--	--	--	--	--	--	--	--

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

In November 2002, we entered into a consulting agreement with O'Neill Enterprises, Inc., a company controlled by Dori O'Neill, our Executive Vice President, Chief Operations Officer, Secretary, Treasurer and a member of our Board of Directors. Pursuant to the agreement, we agreed to pay $15,000 per month in consideration of management consulting services provided by Mr. O'Neill to us. This agreement automatically renews on a year-to-year basis at the end of the initial five (5) year term. Effective January 1, 2004, we increased the consulting fees payable to O'Neill Enterprises, Inc., to $20,000 per month for management consulting services provided by Mr. O'Neill to us. Effective January 1, 2004, we extended the consulting agreement of Mr. O'Neill for an additional five years.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information about the beneficial ownership of our common stock as of March 30, 2007, by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Directors and Executive Officers

Common Stock	Jay Sargeant	180,391,666	47.53%
	3324 Military Avenue Los Angeles, California	Direct and Indirect(2)

Common Stock	Dori O’Neill	90,763,361	23.91%
	7865 Edmonds Street Burnaby, British Columbia Canada	Direct and Indirect (3)

Common Stock	Rajesh Raniga	250,000	*
	13357-56 Avenue Surrey, British Columbia Canada	Direct and Indirect(4)

Common Stock	Donna Keay	6,381,572	1.68%
	11483 94th Avenue Delta, BC V4C 3R3	Direct and Indirect(5)

Common Stock	All Directors and Executive Officers	271,405,027	71.51%
	as a Group (Four Persons)	Direct and Indirect
_____________
* Represents less than 1%.
(1)
Applicable percentage of ownership is based on * shares of common stock outstanding as of March 30, 2007 together with securities exercisable or convertible into shares of common stock within 60 days of March 30, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
The shares are held as follows: (i) 146,419 shares held by Mr. Jay Sargeant (ii) 50,000 shares are held by Northern Colorado, Inc., a company controlled by Mr. Sargeant; (iii) 42,462,727 shares are held by Viper Network Inc., a company controlled by Mr. Sargeant; (iv) 120,000,000 shares which may be acquired by Mr. Sargeant on exercise of incentive stock options within 60 days of March 30, 2007.

(3)
The shares are held as follows: 3,454,500 shares of our common stock are held by Dori O’Neill directly, 7,308,861 shares are held by O'Neill Enterprises Inc., a company controlled by Mr. O'Neill and 80,000,000 shares may be acquired by Mr.O’Neill on exercise of incentive stock options within 60 days of March 30, 2007.

(4)	Consists of 250,000 shares held directly by Mr. Raniga.
(5)	Consists of 1,381,572 shares held directly by Mrs. Keay.

Security Ownership of Management

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year. On February 17, 2004, our Board of Directors approved the Stock Compensation Program (the "Plan"). The Plan became effective on March 30, 2004. Under the Plan, options to purchase up to 25,000,000 shares of our common stock may be granted to our employees, officers, directors, and eligible consultants of our company. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors. Options granted become exercisable and expire as determined by the Board of Directors. On February 1, 2007 the Board of Directors approved a Stock Incentive Plan for 250,000,000 shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION AS AT DECEMBER 31, 2006
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	2,270,000	$0.06	14,430,000
Total	2,270,000	$0.14	14,430,000

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

The Administrator may amend the Plan at any time and in any manner, subject to the following: (1) no recipient of any award may, without his or her consent, be deprived thereof or of any of his or her rights there under or with respect thereto as a result of such amendment or termination; and (2) any outstanding incentive stock option that is modified, extended, renewed, or otherwise altered must be treated in accordance with Section 424(h) of the Code.

The Plan terminates on March 30, 2014 unless sooner terminated by action of the Board of Directors. All awards granted under the Plan expire ten years from the date of grant, or such shorter period as is determined by the Administrator. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased there under may again be available for issuance under the Plan.

We filed a registration statement under the Securities Act of 1933, as amended, to register the 25,000,000 shares of our common stock reserved for issuance under the Plan on March 30, 2004.

On February 1, 2007 the Board of Directors approved a Stock Incentive Plan for the grant of up to 250,000,000 shares of common stock to the Company's employees, directors, and consultants. The Plan terminates on February 1, 2017 unless sooner terminated by action of the Board of Directors. All awards granted under the Stock Incentive Plan expire ten years from the date of grant, or such shorter period as is determined by the Board of Directors. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased there under may again be available for issuance under the Stock Incentive Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has over the past two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any of our promoters; and
•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

In November 2002, we entered into a consulting agreement with O’Neill Enterprises, Inc., a company controlled by Dori O’Neill, our Executive Vice President, Chief Operations Officer, Secretary, Treasurer and a member of our Board of Directors. Pursuant to the agreement, we agreed to pay $15,000 per month in consideration of management consulting services provided by Mr. O’Neill to us. This agreement automatically renewed on a year-to-year basis at the end of the initial five (5) year term. Effective January 1, 2004, we increased the consulting fee payable to Mr. O’Neill to $20,000 per month with a five year extension.

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

In January 2004, we entered into a consulting agreement with Rajesh Raniga to act as our Chief Financial Officer on a month to month basis for consideration of $150 per hour with a minimum charge of $2,000 per month and 250,000 shares of our common stock. In January, 2004, we issued 250,000 shares of restricted common stock to Rajesh Raniga Inc. for prior consulting services provided to EYI. Mr. Raniga became our Chief Financial Officer on January 1, 2004.

On May 27, 2002, pursuant to a Declaration of Trust and the revised First Amendment to Trust Agreement dated December 23, 2003, 91,874,538 shares of our common stock were held by Jay Sargeant as trustee on behalf of certain beneficiaries. Of the 91,874,538 shares held pursuant to the trust, 26,397,436 of the shares were owned by Mr. Sargeant beneficially. The trust was unwound in February 2006 and the shares were distributed to the beneficiaries of the trust.

We have a contract with NDI that grants to us the exclusive license and right to market, sell and distribute in Canada and the United States and a non-exclusive right to market on the Internet certain products owned by Michel Grise Consultant, Inc., a Quebec corporation, which is controlled by Michel Grise. Mr. Grise is a director of our subsidiary EYI. To maintain the license and distribution rights granted by those contracts, we are obligated to purchase from NDI during that period commencing on June 1, 2003, and continuing through and including May 31, 2004, products totaling $1,530,000. Those contracts also specify that for the period from June 1, 2004 to May 31, 2005, we are required to purchase from NDI products totaling $3,825,000. Additionally, those contracts specify that for each year commencing on June 1, and ending on May 31 thereafter during the term of that agreement we are required to purchase products totaling $5,355,000. The provisions of those contracts specify that NDI will offer us the right to sell, market and distribute in those territories any new product developed by NDI

ITEM 13.  EXHIBITS.

(a)	Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles of Incorporation dated December 29, 2003.(11)
3.3	Certificate of Amendment to Articles of Incorporation dated December 31, 2003.(11)
3.4	Bylaws.(1)
3.5	Amended Bylaws. (12)
3.6	Certificate of Amendment to Articles of Incorporation dated March 30, 2006
10.1	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and Flaming Gorge, Inc.(1)
10.2	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and O’Neill Enterprises, Inc.(1)
10.3	Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, A Nevada corporation, and certain shareholders of EYI Industries, Inc., A Nevada corporation.(5)
10.4	Stock Compensation Program(4)
10.5	Consulting Agreement dated December 27, 2003 between Rajesh Raniga Inc. and Safe ID Corporation.(6)
10.6	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and O’Neill Enterprises Inc.(6)
10.7	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and Flaming Gorge, Inc. (6)
10.8	Addendum to the Distribution and License Agreement between Essentially Yours Industries, Inc. and Nutri-Diem Inc. dated April 30, 2004.(6)
10.9	Letter Agreement dated May 4, 2004 between Eye Wonder, Inc. and EYI Industries, Inc.(6)
10.10	Standby Equity Distribution Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.11	Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.12	Escrow Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.13	Placement Agent Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.14	Compensation Debenture, dated June 22, 2004(7)
10.15	Securities Purchase Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.16	Investor Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.17	Security Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.18	Irrevocable Transfer Agent Instructions, dated June 22, 2004, by and among EYI Industries, Inc., Cornell Capital Partners, LP and Corporate Stock Transfer(6)
10.19	Escrow Agreement, dated June 22, 2004 by and among EYI Industries, Inc., Cornell Capital Partners, L.P. and Butler Gonzalez, LLP(6)
10.20	Form of Secured Convertible Debenture(6)

10.21	Form of Warrant(7)
10.22	Letter Agreement dated May 25, 2004 between EYI Industries, Inc. and Source Capital Group, Inc.(8)
10.23	Lease Agreement dated May 1, 2003 among 468058 B.C. Ltd., 642706 B.C. Ltd., Essentially Yours Industries Corp., and Essentially Yours Industries, Inc. (8)
10.24	5% Secured Convertible Debenture dated September 24, 2004 between EYI Industries, Inc. and Cornell Capital Partners, LP(8)
10.25	5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. and Kent Chou(8)
10.26	5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. Taib Bank, E.C.(8)
10.27	Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Taib Bank, E.C. (8)
10.28	Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Kent Chou(8)
10.29	Joint Venture Agreement dated May 28, 2004 between EYI Industries, Inc., World Wide Buyer’s Club Inc. and Supra Group, Inc.(9)
10.30	Indenture of Lease Agreement dated January 3, 2005 between Golden Plaza Company Ltd., 681563 B.C. Ltd., and 642706 B.C. Ltd.(10)
10.31	Consulting Services Agreement dated March 5, 2004 between EYI Industries, Inc. and EQUIS Capital Corp.(13)
10.32	Letter dated May 25, 2004 between Source Capital Group, Inc. and EYI Industries, Inc.(14)
10.33	Consulting Agreement dated April 1, 2004 between EYI Industries, Inc. and Daniel Matos(14)
10.34	Loan Agreement between Janet Carpenter and EYI Industries, Inc., dated February 10, 2005(15)
10.35	Promissory Note dated February 10, 2005 between Janet Carpenter and EYI Industries(15)
10.36	Bonus Share Agreement between Janet Carpenter and EYI Industries, Inc. dated February 14, 2005(15)
10.37	Pledge and Escrow Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP and David Gonzalez. (15)
10.38	Guaranty Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP(15)
10.39	Secured Promissory Note dated February 24, 2005 between EYI Industries, Inc. and Cornell Capital Partners, LP(15)
10.40	Agreement dated April 22, 2005 between Essentially Yours Industries Inc. and Source 1 Fulfillment(15)
10.41	Reseller Agreement dated May 11, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (16)
10.42	Termination Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
10.43	Standby Equity Distribution Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
10.44	Registration Rights Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
10.45	Escrow Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
10.46	Placement Agent Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
10.47	Consulting Agreement dated June 1, 2005 between EYI Industries, Inc. and Eliza Fung(18)
10.48	Addendum to the Reseller Agreement dated June 1, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (18)
10.49	Non-Circumvention and Non-Disclosure Agreement dated July 14, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (18)
10.50	Promissory Note dated August 1, 2005 between EYI Industries Inc. and Cornell capital Partners, LP(18)
10.51	Investor Relations Agreement dated July 28, 2005 between EYI Industries, Inc. and Agora Investor Relations Corp. (18)
10.52	China Agency Agreement entered into with Guanghzhou Zhongdian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation. Dated September 15, 2005(19)
10.53	Logistics Management Agreement dated September 1, 2005 between Essentially Yours Industries (Hong Kong) Limited and All In One Global Logistics Ltd. (20)
10.54	Contract for Legal Services dated September 1, 2005 between EYI Industries Inc. and M. Ali Lakhani Law Corporation(21)
10.55	Amended Investor Relations Agreement dated October 5, 2005 between EYI Industries, Inc. and Agora Investor Relations Corp. (22)
10.56	Settlement Agreement dated December 21, 2005 between EYI Industries, Inc., Halo Distribution, LLC and Business Centers, LLC
10.57	Global Consulting Group Agreement dated January 19, 2006 entered into with Global Consulting Group Inc. and EYI Industries Inc.

10.58	Consulting Agreement dated January 27, 2006 entered into with Lou Prescott and Essentially Yours Industries, Inc.
10.59	Termination Agreement dated April 3, 2006 between EYI Industries Inc. and Cornell Capital Partners, LP (25)
10.60	Letter of Intent dated April 6, 2006 between Essentially Yours Industries (International) Limited and Rommel Panganiban and Raul Batista (25)
10.61	Securities Purchase Agreement, dated as of April 24, 2006, by and between EYI Industries, Inc. and the Buyers listed therein(24)
10.62	Registration Rights Agreement, dated as of April 24, 2006, by and between EYI Industries, Inc. and the Buyers listed therein(24)
10.63	$750,000 Secured Convertible Debenture No. CCP-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)
10.64	$333,333 Secured Convertible Debenture CW-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)
10.65	$416,667 Secured Convertible Debenture TAIB-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)
10.66	Security Agreement, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)
10.67	Warrant No. CCP-001, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.68	Warrant No. CCP-002, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.69	Warrant No. CCP-003, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.70	Warrant No. CCP-004, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.71	Warrant No. CCP-005, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.72	Warrant No. CCP-006, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.73	Warrant No. CCP-007, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.74	Warrant, No. CCP-008, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.75	Warrant No. CCP-009, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.76	Warrant No. CCP-010, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.77	Warrant No. CCP-011, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.78	Warrant No. CCP-012, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.79	Warrant No. CCP-013, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.80	Warrant No. CCP-014, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.81	Warrant No. CCP-015, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.82	Warrant No. CCP-016, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.83	Warrant No. CCP-017, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.84	Irrevocable Transfer Agent Instructions, dated April 24, 2006, by and among the Company, the Buyers listed therein and Corporate Stock Transfer, Inc. (24)
10.85	Consulting Agreement dated May 1, 2006 between Essentially Yours Industries (Hong Kong) Limited and Siu Chung (Freeda) Chan (25)
10.86	Amended Logistics Management Agreement dated May 1, 2006 between Essentially Yours Industries (Hong Kong) Limited and All In One Global Logistics Ltd. (29)
10.87	Distribution Agreement dated May 17, 2006 between Essentially Yours Industries (Hong Kong) Limited and Nozin, LLC(27)
10.88	Consulting Agreement dated July 1, 2006 between Essentially Yours Industries, Inc. and James Toll(29)
10.89	Letters dated July 12, 2006 and July 14, 2006 from Metals & Arsenic Removal Technology(29)
10.90	Addendum to the China Agency Agreement dated September 15, 2005 between EYI HK and Guangzhou Zhondian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation (28)
10.91	Consignment and Distribution Agreement dated September 20, 2006 between Essentially Yours Industries (International) Limited and Orientrends, Inc. (30)
10.92	Investor Relations Agreement between EYI Industries, Inc and Agoracom Investor Relations Corp.
10.93	Settlement Agreement dated September 1, 2006 between Barry LaRose, Jay Sargeant and EYI Industries Inc.
10.94	Settlement Agreement and Release dated September 5, 2006
10.95	Letter Agreement dated September 19, 2006 between Essentially Yours Industries, Inc., James Toll and Fred Erickson
10.96	Agreement between Essentially Yours Industries, Inc. and Mach 3 Technologies Group, LLC(31)
10.97	Agreement dated October 27, 2006 between Essentially Yours Industries, Inc. and Global Trends, Inc.
10.98	Agreement dated January 23, 2007 between Essentially Yours Industries, Inc. and Colossal Head Communications(34)
10.99	Agreement dated January 1, 2007 between Essentially Yours Industries, Inc. and New U, Inc.
10.100	Share Exchange Agreement dated January 5, 2007 between the company and EYI shareholders
10.103	Stock Incentive Plan(35)
14.1	Code of Ethics (5)
21.1	List of Subsidiaries
23.1	Consent of Williams & Webster, P.S.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes

(1)	Filed as an exhibit to the registration statement on Form 10-SB/A of Safe ID Corporation, filed with the SEC on September 21, 2000.
(2)	Filed as an exhibit to the registration statement on Form SB-2 of Essentially Yours Industries, Inc., filed with the SEC on November 12, 2002.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 8, 2004.
(4)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on March 30, 2004.
(5)	Filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004.
(6)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2004, filed with the SEC on May 24, 2004.
(7)	Filed as an exhibit to our registration statement on Form SB-2, filed with the SEC on September 17, 2004.

(8)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.
(9)	Filed as an exhibit to our Amendment No. 1 to our registration statement on Form SB-2 on December 23, 2004.
(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 12, 2005.
(11)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.
(12)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 10, 2005.
(13)	Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended March 31, 2004, filed with the SEC on December 15, 2004.
(14)	Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended June 30, 2004, filed with the SEC on December 15, 2004.
(15)	Filed as an exhibit to our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the SEC on April 18, 2005.
(16)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 17, 2005.
(17)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2005, filed with the SEC on May 20, 2005
(18)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended June 30, 2005, filed with the SEC on August 19, 2005
(19)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 27, 2005
(20)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005
(21)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005
(22)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005
(23)	Filed as an exhibit to our annual report on Form 10-KSB for the period ended December 31, 2005, filed with the SEC on March 31, 2006.
(24)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 28, 2006.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2006, filed with the SEC onMay 16, 2006.
(26)	Filed as an exhibit to our registration statement on Form SB-2/A on June 21, 2006.
(27)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 28, 2006
(28)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 3, 2006
(29)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2006, filed with the SEC on August 21, 2006
(30)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 25, 2006
(31)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 16, 2006
(32)
Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2006, filed with the SEC on November 20, 2006 (33) Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on December 19, 2006

(34)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on February 2, 2007
(35)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on February 13, 2007

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year End December 31, 2006	Year Ended December 31, 2005
Audit Related Fees	$50,000	$55,664
Tax Fees	$5,000	$5,823
All Other Fees	$0	$1,899
Total	$55,000	$64,386

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYI INDUSTRIES, INC.

By:	/s/ Jay Sargeant JAY SARGEANT President, Chief Executive Officer (Principal Executive Officer) Director Date: March 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jay Sargeant JAY SARGEANT President, Chief Executive Officer (Principal Executive Officer) Director Date: March 30, 2007

By:	/s/ Rajesh Raniga RAJESH RANIGA Chief Financial Officer (Principal Accounting Officer) Date: March 30, 2007

By:	/s/ Dori O'Neill DORI O’NEILL Executive Vice-President, Secretary, Treasurer, Chief Operations Officer Director Date: March 30, 2007