Form 10QSB
period 2007-03-31
EYI INDUSTRIES INC.
filed 2007-05-15
CIK 1104120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 407,237,190 shares of common stock issued and outstanding as of May 14, 2007. Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

As used in this quarterly report, the terms "we", "us", "our", “EYI” and "our company" mean EYI Industries, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

EYI INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31,
	(Unaudited)	2006
ASSETS

CURRENT ASSETS
Cash	$276,766	$901,764
Accounts receivable, net of allowance	60,450	18,425
Other accounts receivables	75,310	67,582
Prepaid expenses	73,638	181,048
Inventory	904,871	735,291
TOTAL CURRENT ASSETS	1,391,035	1,904,110

OTHER ASSETS
Property, plant and equipment, net	74,272	77,452
Deposits	43,971	46,432
TOTAL OTHER ASSETS	118,243	123,884

INTANGIBLE ASSETS	12,272	12,829

TOTAL ASSETS	$1,521,550	$2,040,823

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,441,529	$1,427,214
Accounts payable - related parties	337,529	439,256
Interest payable, convertible debt	348,562	252,326
Convertible debt - related party, net of discount	2,458,229	2,456,311
Derivative on convertible debt	1,189,064	1,303,630
Notes payable - related party	50,000	50,000
TOTAL CURRENT LIABILITIES	5,824,913	5,928,737

Net liabilities from discontinued operations	375,344	375,344

MINORITY INTEREST IN SUBSIDIARY	-	120,739
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 3,000,000,000 shares
authorized, 379,490,854 and 345,675,516 shares issued
and outstanding, respectively	379,491	345,675
Additional paid-in capital	9,989,852	9,536,004
Stock options and warrants	5,202,123	4,382,299
Subscription receivable	(195,000)	(195,000)
Accumulated deficit	(20,055,173)	(18,452,975)
TOTAL STOCKHOLDERS' DEFICIT	(4,678,707)	(4,383,997)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,521,550	$2,040,823

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31, 2007 (Unaudited)	March 31, 2006 (Unaudited)
REVENUE, NET OF RETURNS AND ALLOWANCES	$1,181,166	$1,108,759
COST OF GOODS SOLD	363,063	287,952
GROSS PROFIT BEFORE COMMISSION EXPENSE	818,103	820,807
COMMISSION EXPENSE	416,877	385,443
GROSS PROFIT AFTER COST OF GOODS SOLD AND COMMISSION EXPENSE	401,226	435,364
OPERATING EXPENSES
Consulting fees	198,574	259,736
Legal and professional fees	25,788	74,482
Customer service	30,823	40,416
Finance and administration	169,365	499,973
Sales and marketing	25,138	78,624
Telecommunications	44,426	30,660
Wages and benefits	1,270,920	277,571
Warehouse expense	71,292	62,898
TOTAL OPERATING EXPENSES	1,836,326	1,324,360
LOSS FROM OPERATIONS	(1,435,100)	(888,996)
OTHER INCOME (EXPENSES)
Interest and other income	201	(8,565)
Interest expense	(98,780)	(450)
Financing fees	(237,012)	-
Gain/(loss) on derivatives	162,735	-
Foreign currency gain	5,758	4,669
TOTAL OTHER INCOME (EXPENSES)	(167,098)	(4,346)
NET LOSS BEFORE TAXES	(1,602,198)	(893,342)
PROVISION FOR INCOME TAXES	-	-
NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST	(1,602,198)	(893,342)
ALLOCATION OF LOSS TO MINORITY INTEREST	-	17,420
LOSS FROM DISCONTINUED OPERATIONS	-	-
NET LOSS	$(1,602,198)	$(875,922)
BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$ nil	$ nil
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	333,018,096	250,936,751

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional
	Number of		Paid-in	Subscription	Option/	Retained
	Shares	Amount	Capital	Receivable	Warrants	Earnings	Total

Balance, December 31, 2005	217,600,875	$217,600	$6,155,518	$(195,000)	$2,698,984	$(11,347,215)	$(2,470,113)

Vested stock options issued for consulting at an
average price of $0.20 per share	-	-	-	-	3,750	-	3,750

Stock issued to Cornell in exchange for $1,084,565 pursuant
to SEDA	42,941,686	42,942	1,041,623	-	-	-	1,084,565

Shares returned to treasury	(268,639)	(269)	269	-	-	-	-

Beneficial conversion of convertible debt	-	-	200,207	-	-	-	200,207

Warrants issued to Cornell Capital for financing
services	-	-	-	-	3,148,413	-	3,148,413

Vested stock options issued for consulting at $0.10
per share	-	-	-	-	5,000	-	5,000

Vested stock options issued to employees at $0.02
per share	-	-	-	-	1,400	-	1,400

Expired consultant stock options	-	-	961,300	-	(961,300)	-	-

Expired employee stock options	-	-	311,717	-	(311,717)	-	-

Vested stock options issued to employees at $0.06
per share	-	-	-	-	40	-	40

Expired consultant stock options	-	-	38,500	-	(38,500)	-	-

Expired employee stock options	-	-	99,988	-	(99,988)	-	-

Beneficial conversion of convertible debt	-	-	67,604	-	-	-	67,604

Stock issued to Cornell to retire portion of debenture	34,095,618	34,096	182,140	-	-	-	216,236

Stock issued to Certain Wealth to retire portion
of debenture	22,430,351	22,430	104,195	-	-	-	126,625

Stock issued to TAIB Bank to retire portion
of debenture	28,058,371	28,058	130,403	-	-	-	158,461

Vested stock options issued to employees at $0.06
per share	-	-	-	-	1,415	-	1,415

Warrants issued to a consulting firm for services
services	-	-	-	-	862	-	862

Warrants issued to a manufacturer for services
services	-	-	-	-	1,440	-	1,440

Expired consultant stock options	-	-	30,000	-	(30,000)	-	-

Expired employee stock options	-	-	37,500	-	(37,500)	-	-

Beneficial conversion of convertible debt	-	-	170,669	-	-	-	170,669

Restricted shares issued to a consultant at $0.006	500,000	500	2,500	-	-	-	3,000

Restricted shares issued to a consultant at $0.0069	317,254	317	1,872	-	-	-	2,189

Net loss for year ended December 31, 2006	-	-	-	-	-	(7,105,759)	(7,105,759)

Balance, December 31, 2006	345,675,516	345,675	9,536,004	(195,000)	4,382,299	(18,452,975)	(4,383,997)

Expired employee stock options	-	-	180,000	-	(180,000)	-	-

Stock issued to Cornell to retire portion of debenture	15,908,008	15,908	54,092	-	-	-	70,000

Stock issued to Certain Wealth to retire portion
of debenture	7,063,155	7,063	24,017	-	-	-	31,080

Stock issued to TAIB Bank to retire portion
of debenture	8,844,852	8,845	30,075	-	-	-	38,920

Vested stock options issued to employees at $0.06
per share	-	-	-	-	25	-	25

Vested stock options issued to employees at $0.0052
per share	-	-	-	-	999,800	-	999,800

Beneficial conversion of convertible debt	-	-	46,924	-	-	-	46,924

Stock issued in exchange for shares in subsidiary	1,999,323	2,000	118,739	-	-	-	120,739

Net loss for three months ended March 31, 2007
(Unaudited)	-	-	-	-	-	(1,602,198)	(1,602,198)

Balance, March 31, 2007 (Unaudited)	379,490,854	$379,490	$9,989,852	$(195,000)	$5,202,124	$(20,055,173)	$(4,678,707)

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(1,602,198)	$(875,922)
Loss allocated to minority interest	-	17,420
	(1,602,198)	(893,342)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	6,509	4,648
Stock and warrants issued for employee compensation and consulting	999,825	3,750
Loss (gain) on valuation of derivative	(162,735)	-
Beneficial conversion of convertible debt	46,924	200,207
Discount recognized on convertible debt	190,087	-
Decrease (increase) in:
Accounts receivable	(42,025)	(45,336)
Other accounts receivable	(7,728)	-
Prepaid expenses	107,409	(6,098)
Inventory	(169,580)	16,023
Deposits	2,461	5,266
Increase (decrease) in:
Accounts payable and accrued liabilities	14,315	(501,929)
Accounts payable - related parties	(101,727)	315,584
Interest payable, convertible debt	96,236	-
Net cash used by operating activities	(622,227)	(901,227)
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Decrease (increase) in property, plant, and equipment	(2,771)	(18,140)
Purchase of trademarks	-	-
Net cash provided by investing activities	(2,771)	(18,140)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Proceeds from Cornell SEDA	-	1,084,565
Net cash provided by financing activities	-	1,084,565
Net increase in cash and cash equivalents	(624,998)	165,198
CASH - Beginning of Year	901,764	25,639
CASH - End of Period	$276,766	$190,837
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$98,780	$450
Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Stock options and warrants granted for consulting and compensation	$999,825	$3,750
Beneficial conversion of convertible debt	$46,924	$200,207
Gain on valuation of derivative	$162,735	$-
Discount recognized on convertible debt	$190,087	$-
Stock issued to Cornell to retire debenture	$70,000	$-
Stock issued to Certain Wealth to retire debenture	$31,080	$-
Stock issued to TAIB Bank to retire debenture	$38,920	$-
Stock issued in exchange for shares in subsidiary	$120,739	$-

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

The principal business of the Company is the marketing of health and wellness care products, a water filtration system, and a fuel additive product. The Company sells its products primarily through network marketing distributors which in turn sell the products to the end customers. The Company also sells product directly and through affiliates. The Company maintains its principal business office in Burnaby, British Columbia. The Company's year end is December 31.

The Company has six wholly owned subsidiaries. The first subsidiary is Halo Distribution LLC (hereinafter “Halo”), which was organized on January 15, 1999, in the State of Kentucky. Halo was the distribution center for the Company’s product, in addition to other products, until April 30, 2005 at which time the Company made the decision to discontinue its’ operations. The second subsidiary is RGM International Inc., which was incorporated on July 3, 1997, in the State of Nevada. RGM International Inc. is a dormant investment company, which owns one percent of Halo. The third subsidiary is Essentially Yours Industries (Canada) Inc. (hereinafter “EYI Canada”), which was incorporated on September 13, 2002, under the Canada Business Corporations Act. EYI Canada markets health and wellness care products for use in Canada. The fourth subsidiary is 642706 B.C. Ltd., doing business as EYI Management, which was organized on February 22, 2002, in the province of British Columbia, Canada. EYI Management provides accounting, customer service and marketing services to the consolidated entity. The fifth subsidiary is Essentially Yours Industries (Hong Kong) Limited (hereinafter “EYI HK”). EYI HK was organized on August 23, 2005 in Hong Kong. EYI HK markets health and wellness care products for use in Hong Kong and China. The sixth subsidiary is Essentially Yours Industries (International) Limited (hereinafter “EYI INTL”). EYI INTL was organized on December 6, 2005 to facilitate the expansion throughout other Southeast Asian countries.

In addition, the Company owns approximately 99% of Essentially Yours Industries, Inc. (“EYI”), incorporated on June 21, 2002 in the State of Nevada. EYI markets health and wellness care products for use in USA. The Company also owns 51% of World Wide Buyers’ Club Inc. (hereinafter “WWBC”), a Nevada corporation, which was organized by a joint venture agreement effective May 6, 2004.

Basis of Presentation

The accompanying interim condensed financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2006. In the opinion of management, all required adjustments which consist of normal recurring accruals have been made to the financial statements. Operating results for the three months ended March 31, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

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

Concentration of Credit Risk
The Company maintains its cash in one commercial bank. Although the financial institution is considered creditworthy, at March 31, 2007 the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $97,357 (see Note 13).

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

The Company has determined that derivatives existed because of features of the convertible debt as of the balance sheet date of March 31, 2007 (See Note 4.)

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2007 and December 31, 2006.

Inventory
The Company records inventories at the lower of cost or market on a first-in, first-out basis. The Company’s product inventory is reviewed each month and also when the re-order of the product is necessary. On a monthly basis, the Company’s inventory is reviewed based on the expiration of our existing inventory. Product that has a shelf-life of less than 60 days is written off or discounted. An allowance is also accrued for products that may not be sold within its shelf-life and based on current sales trends. The Company expensed $16,606 and $48,981 for the three months ended March 31, 2007 and twelve months ended December 31, 2006 respectively.

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

Revenue Recognition
The Company is in the business of selling products in the following categories: dietary supplements, personal care products, water filtration systems, and gas additive. Sales of personal care products and water filtration systems represent less than 5% of the overall revenue and therefore are not classified separately in the financial statements. The Company recognizes revenue from product sales when the products are shipped and title passes to the customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted to $66,607 and $39,990 for the three months ended March 31, 2007 and March 31, 2006 respectively. The total sales of the gas additive product were $226,640 and $0 for the three months ended March 31, 2007 and March 31, 2006, respectively.

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

Going Concern
As shown in the accompanying financial statements, the Company had negative working capital of approximately $4,400,000 and an accumulated deficit at March 31, 2007. The Company also has a history of recurring losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 - CONVERTIBLE DEBT

On April 24, 2006 the Company entered into a securities purchase agreement with Cornell, TAIB Bank, and Certain Wealth (collectively the “Buyers” and together with the Company, the “Parties”). Pursuant to the securities purchase agreement, the Company shall sell to the Buyers, and the Buyers shall purchase from the Company, convertible debentures in the aggregate principal amount of four million five hundred thousand dollars ($4,500,000), plus accrued interest, which are convertible into shares of the Company’s common stock, par value $0.001 per, at the Buyers discretion. Of this aggregate amount, (a) one million five hundred thousand dollars ($1,500,000) was funded on April 28, 2006, (b) one million five hundred thousand dollars ($1,500,000) was funded two (2) business days prior to the date the registration statement was filed with the U.S. Securities and Exchange Commission (“SEC”) and (c) one million five hundred thousand dollars ($1,500,000) was funded two (2) business days prior to the date that such registration statement is declared effective by the SEC.

The debentures mature on April 24, 2009, accrue interest at an annual rate of ten percent (10%) and shall be convertible into shares of the Company’s common stock at the option of the holder, in whole or in part at any time and from time to time, at a conversion price equal to (a) $0.06 or (b) eighty percent (80%) of the lowest volume weighted average price of the Company’s common stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. During the quarter ended March 31, 2007, the Company recognized embedded derivatives in the convertible debentures. (See Note 4.)

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

On April 24, 2006, the Company issued to Cornell seventeen (17) warrants to purchase up to an aggregate 124,062,678 shares of the Company’s common stock at $0.02 and $0.40 per share. Each warrant has “piggy back” registration rights and shall expire five (5) years from the date of issuance, on or about April 24, 2011. Following EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock," and SFAS No. 133, the Company has recognized an embedded equity derivative in the warrant. For accounting and fair value purposes, the equity derivative will be accounted for as a stock option, following SFAS No. 123(R) for valuation purposes. (See Note 9.)

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

At March 31, 2007, the Company revalued the derivative embedded in each of the three convertible debentures at $370,371 each or a total of $1,111,113. As a result, the Company recognized a corresponding gain of $136,181.

At March 31, 2007, the Company also calculated a marked-to-market adjustment for the warrants issued to Cornell Capital in connection with the convertible debenture. The Company recognized a gain of $26,554 as a result of this valuation.

NOTE 5 - ACCOUNTS RECEIVABLE AND CREDIT RISK

Accounts receivable at March 31, 2007 and December 31, 2006 consist primarily of amounts due from direct retail clients of EYI.

Other Receivables
The Company also has a balance owed from two IBAs which were advanced funds pursuant to the terms of a letter agreement dated September 19, 2006 and promissory notes. As of March 31, 2007, the balance of these receivables was $75,310.

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

Trademarks and Formulas
Costs relating to the purchase of trademarks and formulas are capitalized and amortized using the straight-line method over ten years, representing the estimated life of the assets.

NOTE 8 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. As of March 31, 2007 and December 31, 2006 the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 3,000,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Between January 1, 2007 and March 31, 2007, the Company issued 15,908,008 common shares to Cornell Capital to retire $70,000 of convertible debt.

Between January 1, 2007 and March 31, 2007, the Company issued 7,063,155 common shares to Certain Wealth to retire $31,080 of convertible debt.

Between January 1, 2007 and March 31, 2007, the Company issued 8,884,852 common shares to TAIB Bank to retire $38,920 of convertible debt.

On January 5, 2007, the Company completed a share exchange with certain shareholders of EYI. Shareholders received 1,999,323 restricted shares of the Company in exchange for shares owned by individuals in our subsidiary, Essentially Yours Industries, Inc. Management determined that the value of the shares issued to this group was equivalent to the remaining portion of minority interest in the amount $120,739.

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

In accordance with SFAS No. 123R, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the options for the period ended March 31, 2007: estimated risk-free interest rate of 4.625%; no dividends to be paid; estimated volatility of 134% and term of two to five years.

Stock Options
During the year ending December 31, 2004, the Company’s board of directors approved the Stock Compensation Program (“Plan A”) to allow up to 25,000,000 shares of stock to be issued under the program. This plan enables the Company to grant stock options to directors, officers, employees and eligible consultants of the Company. There was no Company stock option plan in effect prior to 2004.

On February 1, 2007, the board of the directors of the Company approved a Stock Incentive Plan (“Plan B”) for its employees, directors and consultants. The plan is for a total of 250,000,000 restricted shares of common stock and expires February 11, 2017. On February 1, 2007 the board of directors also approved the grants of 235,000,000 stock options to officers, employees and consultants

During the three months ended March 31, 2007, the Company recognized an expense to wages of $999,825 for all vested options.

The following table summarizes stock option activity for the three months ended March 31, 2007 and for the year ended December 31, 2006:

	Three Months Ended		Year Ended
	March 31, 2007		December 31, 2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	5,265,000	$0.0900	16,252,390	$0.1400
Options granted	236,255,000	$0.0052	25,000	$0.0600
Options exercised		$-		$-
Options canceled/expired	3,000,000	$0.0052	11,012,390	$0.1700
Outstanding at end of period	238,520,000	$0.0052	5,265,000	$0.0900
Exercisable at end of period	202,270,000	$0.0052	5,265,000	$0.0900

Weighted-average fair value of options
granted during the period		$0.0050		$0.0600

The following table summarizes information about stock options outstanding as of March 31, 2007:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Remaining Life	Weighted-Average Exercise Price

$0.001 - $0.010	235,000,000	4.84	$0.0052	200,000,000	4.84	$0.0052

$0.011 - $0.22	2,270,000	1.15	$0.1373	2,270,000	1.15	$0.1373

Warrants

In consideration of the convertible debenture (See Note 3), the Company has also issued an aggregate of 124,062,678 common stock purchase warrants dated April 24, 2006 to Cornell, each exercisable for a period of five years commencing April 24, 2006 for the purchase of one share of common stock. The warrants provide that the holder cannot exercise the warrants to the extent such exercise would cause the holder and its affiliates to own more than 4.99% of our outstanding common shares. The warrants have exercise prices, subject to adjustment, ranging from $0.02 to $0.40 per share. Each warrant has “piggy back’ registration rights and shall expires five (5) years for the date of issuance, on or about April 24, 2011.

	Number of Warrants	Weighted Average Remaining Life	Average Exercise Price
Outstanding and exercisable	131,006,548	4.07	$0.09

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Purchase Agreement
On June 30, 2002, EYI entered into a distribution and license agreement with a company that gives EYI the exclusive right to market, sell and distribute certain products for a five-year renewable term. Management estimates that 76% of EYI’s sales volume results from products supplied under this licensing agreement.

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

As of the date of these financial statements, the purchase requirements have not been made. The period for which the Licensor could request payment per the penalty clause has expired for the year and prior. Accordingly, the Company has not made any accrual of license fees to the financial statements. EYI continues to purchase Nutri Diem products on a regular basis.

Manufacturing Agreement
On October 12, 2006, the Company entered into a definitive agreement with Mach 3 Technologies Group, LLC. (“Mach 3”) who will provide EYI with the exclusive rights to the fuel enhancement product ME2 in the US, Canada and Mexico for a period of three years. Pursuant to the agreement, the Company must purchase $1,000,000, $6,000,000, and $12,000,000 respectively in each of the first three years of the contract. In addition to the unit price of the ME2 product, Mach 3 will also receive warrants to purchase the Company’s common stock with each product purchase order. The maximum number of warrants that can be issued to Mach 3 is 15,000,000. In connection with purchase orders issued in October 2006, the Company issued Mach 3 a total of 967,680 warrants with an exercise price of $0.06.

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

Action by the State of Texas, et al
On August 25, 2006 the State of Texas filed a Plaintiffs’ First Amended Original Petition in the District Court of Travis County, Texas naming Essentially Yours Industries, Inc. A/K/A Essentially Yours Corp. A/K/A Burrard Capital, Inc. a foreign (NV) Corporation. The action arises from EYI's predecessor organization, Essentially Yours Industries, Corp., a British Columbia Corporation's unpaid sales tax for the State of Texas in the amount of $179,094.84 plus interest and costs. Management believes that there is a remote possibility that the plaintiff will be successful in this action and no liability has been recorded as of March 31, 2007.

NOTE 11 - DISCONTINUED OPERATIONS

During the year ended December 31, 2005, the Company elected to discontinue the operations of Halo Distribution LLC (hereinafter “Halo”), a subsidiary of the Company. The Company’s balance sheet reports net liabilities from discontinued operations of $375,344 as at March 31, 2007 and December 31, 2006.

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

NOTE 12 - RELATED PARTY NOTE PAYABLE

The Company issued a promissory note for a total of $50,000 in December 2003. The note is unsecured, non-interest bearing and payable upon demand. This note has a remaining balance of $50,000 at March 31, 2007.

NOTE 13 - CONCENTRATIONS

Bank Accounts
The Company maintains its cash accounts in one commercial bank. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States. The Company also maintains funds in commercial banks in Vancouver, British Columbia, in which funds in U.S. dollars are not insured. Additionally, the Company maintains funds in Hong Kong where none of the funds are insured. At March 31, 2007 and December 31, 2006, a total of $155,269 and $56,088 respectively, was not insured.

Economic Dependence
During the year, the Company purchased approximately 76% of its products for resale from one company, Nutri-Diem Inc., which is the sole supplier of the Company’s flagship product Calorad. Pursuant to a purchase agreement, the Company is subject to minimum purchases per annum. (See Note 10.)

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

Accounts payable to related parties represents amounts due to EYI Corp.

NOTE 15 - SUBSEQUENT EVENTS

Between April 1, 2007 and May 14, 2007, The Company issued 13,873,170 common shares to Cornell Capital to retire $57,900 of convertible debt.

Between April 1, 2007 and May 14, 2007, The Company issued 6,159,686 common shares to Certain Wealth to retire $25,708 of convertible debt.

Between April 1, 2007 and May 14, 2007, The Company issued 7,713,482 common shares to TAIB Bank to retire $32,192 of convertible debt.

On April 14, 2007, The Company issued an unsecured promissory note to an employee for $10,488 CDN.

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

OVERVIEW

We are in the business of selling, marketing, and distributing a product line consisting of approximately 26 products in four categories: dietary supplements, personal care products, water filtration systems and a fuel additive product. Our most successful product is Calorad, a liquid collagen-based dietary supplement presently available in the market. Our products are marketed through a network marketing program in which independent business associates ("IBAs") purchase products for resale to retail customers, as well as for their own personal use. We have a list of over 385,000 IBAs, of which approximately 8,400 we consider "active". An "active" IBA is one who has purchased our products within the preceding 12 months. Approximately 2,500 of these IBAs are considered "very active". A "very active" IBA is one who is on our Convenience Program and is current with their annual administration fee. Our Convenience Program allows our IBAs to set up a reoccurring order that is automatically shipped to them each month.

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

On an ongoing basis, we review our product line for duplication and sales trends and make adjustments accordingly. As of December 31, 2006, our product line consisted of: (i) 18 dietary supplement products; (ii) 5 personal care products, consisting primarily of cosmetic and skin care products; (iii) 2 water filtration system products; (iv)1 fuel additive product. Our products are primarily manufactured by Nutri-Diem, Inc., ("NDI") and sold by us under a license and distribution agreement with NDI. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us. Our products are sold to our IBAs located in the United States, Canada, the Philippines and Hong Kong.

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

Recent Corporate Developments

We experienced the following significant developments through the date of this filing:

•
On May 1, 2007 the Company entered into consulting agreements with Flaming Gorge, Inc. a company controlled by Mr. Jay Sargeant and Global Mutual Benefit Network, Inc., a company controlled by Mr. Dori O'Neill to provide consulting services to the Company for a period of five years effective May 1, 2007.

•
On April 30, 2007 we received letters from Flaming Gorge, Inc., a company controlled by Mr. Jay Sargeant and O'Neill Enterprises, Inc., a company controlled by Mr. Dori O'Neill, requesting the termination of their respective consulting agreements with the Company and requesting waiver of the one year notice requirement. The Company agreed to the termination effective April 30, 2007.

•	On April 14, 2007, the Company entered into a promissory note for a loan in the amount of $10,488 CDN and $15,000 US to an employee of the Company.

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

Growth Strategy

Leadership Training and Support.  - We believe that a key indication of growth is the addition and retention of IBAs. In order to successful attract and retain, we must continue to provide the necessary training and guidance to both our mature and new distributors. We accomplish this by offering the following support services:

a)	We host up to 6 live training calls per week to teach business building techniques and to provide essential product information

b)
We provide a comprehensive business and product training manual(“Success Planner”) to each new IBA. An electronic version of the Success Planner is available to all our IBAs through our on-line platform.

c)	We provide a 24/7 online training community in which our IBAs can ask questions about products, training, and business growth.

d)	Live training calls are taped and then posted on-line

e)	We promote consignment centers to both act as a fulfillment center for product orders but also to serve as a training location for local IBAs

f)	Our management team provides specialized training to our team leaders through one-on-one calls or conference calls

g)	We assist with the coordination of regional training events and periodically send members of our management team as guest speakers.

h)	Our customer service department offers one-on-one assistance to our IBAs

New Product Introduction. - We believe that a component of our future growth is attributed to offering quality products that are in-demand. Our strategy is to work with our existing manufacturers to improve our existing product formulation and to seek out new products that may fit within our product line.

•
Ultimate ME2 - In October 2006, EYI signed a definitive agreement with Mach 3. Through this agreement, Mach 3 has granted EYI the right to market the fuel enhancement product Ultimate ME2 (“ME2”). ME2 is a non-polluting fuel performance additive product that enhances and creates efficient combustion that cools the engine of vehicles. Test results indicate that automobiles using ME2 will create fewer emissions for the environment, their engines will run smoother and will consume less fuel. In October 2006, EYI placed its first purchase order of the ME2 product and received delivery at the end of December Our first quarter 2007 financial statements indicate that this product represented approximately 20% of our overall sales.

International Expansion. - We believe that there is a demand for our products outside of USA and Canada.  Our Hong Kong office was opened in September 2005 and during 2006, EYI entered into a definitive agreement with Orientrends, Inc. (“Orientrends”). Orientrends has opened an office which will serve as a distribution center of EYI’s products within the Philippines. EYI is currently working with Orientrends to establish their marketing platform, assist in training their staff and providing managerial guidance to assist with their business launch. We anticipate that initial sales will begin in the second quarter of 2007.

Additional new markets may be considered based on an evaluation of key factors such as potential market size, product demand, reception to network marketing, and review of governing regulations. We believe that we have infrastructure to support new locations should they meet our requirements.

Distributor Commission Pay Plan Enhancement.

We offer a very competitive global sales compensation plan that pays up to 50% of the gross wholesale binary sales. Under our global compensation plan, a distributor is paid for the distributor’s own product sales and for product sales in that distributor’s downline distributor network across all geographic regions.

We periodically make modifications and enhancements to our global compensation plan to help motivate distributors. In 2007, we intend to launch a further enhancement to our commission pay plan called Environmental Hero Awards (“EHA”). This program is designed to run in conjunction with our existing compensation program and will allow eligible IBA’s to generate bonuses paid from a separate pool of up to 5% of our binary product sales. Management believes that this new commission plan addendum will encourage the sales of our environmentally friendly product Ultimate ME2, as well as our other products.

RESULTS OF OPERATIONS

First Quarter Summary

Summary of Quarterly Results

	Three months ended
	31-Mar-07	31-Mar-06	Variance

Revenue	$1,181,166	$1,108,759	$72,407	7%
Cost of goods sold	$363,063	$287,952	$75,111	26%
Gross profit before commissions expense	$818,103	$820,807	($2,704)	0%

Commission expense	$416,877	$385,443	$31,434	8%
Gross profit after cost of goods sold and commissions	$401,226	$435,364	($34,138)	-8%

Operating expenses	$1,836,326	$1,324,360	$511,966	39%
Operating loss	($1,435,100)	($888,996)	($546,104)	61%

Revenues

During the three months ended March 31, 2007 we had total revenues of $1,181,166 as compared to revenues of $1,108,759 for the same period in 2006 which represents an increase of $72,407 or 7%. The increase in our revenues can be primarily attributed to the following factors:

•	Increase in new IBA's who paid the annual membership fees

•	Increased product sales of Ultimate ME2

Gross Profit

During the three months ended March 31, 2007 as compared to the same period in 2006, we had gross profits of $818,103 and $820,807 respectively. This represents a slight decline of $2,704.

Revenue by Segments

The following table summarizes our four revenue segments as a percentage of total revenue, respectively, for the periods indicated:

Revenue by Segments
	Three months ended
	31-Mar-07	31-Mar-06	Variance

Administration fees	$66,607	$39,990	$26,617	67%
Binary Sales	$835,756	$762,194	$73,562	10%
Direct sales	$172,091	$201,677	($29,586)	-15%
Affiliate sales	$101,595	$100,612	$983	1%
Sales Aids	$5,117	$4,285	$832	19%

	$1,181,166	$1,108,759	$72,405	7%

Details of the most significant changes from the quarter ended March 31, 2007 to the quarter ended March 31, 2006 are detailed below:

Administration fees - We realized a 67% increase in administration fee revenue in the March 2007 quarter over the same period in 2006. We believe that this improvement in attracting a greater number of new IBAs is related to two key factors:

•	the launch of our newest product, Ultimate ME2, and

•	improvements made to our Compensation Plan during 2006

Binary sales - The binary sales segment represents $835,756 or 71% of the total revenue earned during the quarter ended March 31, 2007, as compared to $762,194 or 69% of the total revenues earned during the quarter ended March 31, 2006. Management believes that the 10% improvement in binary sales is directly related to the sales of Ultimate ME2.

Direct sales - The direct sales segment represents $172,091 or 15% of the total revenue earned during the quarter ended March 31, 2007, as compared to $201,677 or 18% of the total revenues earned during the quarter ended March 31, 2006. No commissions are paid out on direct sales.

Expenses

Operating expenses:

The following table summarizes operating expenditures for the periods indicated:

Operating Expenses
	Three months ended
	31-Mar-07	31-Mar-06	Variance

Consulting fees	$198,574	$259,736	-$61,162	-24%
Legal and professional fees	$25,788	$74,482	-$48,694	-65%
Customer service	$30,823	$40,416	-$9,593	-24%
Finance and administration	$169,365	$499,973	-$330,608	-66%
Sales and marketing	$25,138	$78,624	-$53,486	-68%
Telecommunications	$44,426	$30,660	$13,766	45%
Wages and benefits	$1,270,920	$277,571	$993,349	358%
Warehouse expense	$71,292	$62,898	$8,394	13%
	$1,836,326	$1,324,360	$511,966	39%

We incurred operating expenses in the amount of $1,836,326 during the three months ended March 31, 2007, compared to $1,324,360 for the three months ended March 31, 2006. The following explains the most significant changes for the periods presented:

Consulting fees - For the three months ended March 31, 2007, consulting fees totaled $198,574 as compared to $259,736 for the three months ended March 31, 2006. The 24% decline is the result of the eliminated fees to a consultant that was present in 2006.

Legal and professional fees - For the three months ended March 31, 2007, legal and professional fees totaled $25,788 as compared to $74,482 for the three months ended March 31, 2006. The 65% decline is the elimination of fees paid to legal representation.

Customer Service - For the three months ended March 31, 2007, customer services fees totaled $30,823, as compared to $40,416 for the three months ended March 31, 2006. These expenditures represent the services provided by EYI Corp. pursuant to the terms of their management agreement with our subsidiary Essentially Yours Industries, Inc. (“EYI”). The reduction of expenditures is related to EYI utilizing other service providers to provide the services that were previously provided by EYI Corp.

Finance and administration - For the three months ended March 31, 2007, finance and administration fees totaled $169,365 and represented 9% of our total operating expenditures, as compared to $499,973 or 38% of the total operating expenditures for the three months ended March 31, 2006. The net decrease of $330,608 or 66% is primarily attributed to the elimination of a large portion of the Hong Kong office’s overhead costs as well as a reduction in stock promotional fees.

Sales & Marketing The Sales and Marketing expenses for the three months ended March 31, 2007 were $25,138 as compared to $78,624 for the three months ended March 31, 2006. During the quarter ended March 31, 2006, we paid $28,300 for a product registration fee.

Wages and benefits - For the three months ended March 31, 2007, wages and benefits totaled $1,270,920 and represented 69% of our total operating expenditures, as compared to $277,571 or 21% of the total operating expenditures for the three months ended March 31, 2006. During the quarter ended March 31, 2007, we expensed approximate $1,000,000 for vested stock options whereas for the same quarter in the 2006, no employee stock options vested.

The following table summarizes other income and expenditures for the periods indicated:

Other Income (Expenses)	Three months ended
	31-Mar-07	31-Mar-06	Variance

Interest and other income	$201	($8,565)	$8,766
Interest expense	($98,780)	($450)	($98,330)
Financing fees	($237,012)	$0	($237,012)
Gain/(Loss) on derivative	$162,735	$0	$162,735
Foreign currency gain (discount)	$5,758	$4,669	$1,089
	($167,098)	($4,346)	($162,752)

Other Income (Expense):

Interest expense - For the quarter ended March 31, 2007 and March 31, 2006, we expensed $98,780 and $450 respectively. The current year's results include the interest charged to us pursuant to our debentures with Cornell Capital, TAIB Bank, and Certain Wealth.

Financing fees - For the quarter ended March 31, 2007, we incurred total financing fees of $237,012 which relate to expenses charged pursuant to our debentures with Cornell Capital, TAIB Bank, and Certain Wealth.

Gain on derivatives - For the quarter ended March 31,2007, the Company reported a gain on derivatives in the amount of $162,735, which is made up of the following two components:

•
At March 31, 2007, the Company revalued the derivative embedded in each of the three convertible debentures at $370,371 each or a total of $1,111,113. For the quarter ended March 31, 2007, the Company recognized a corresponding gain of $136,181.

•
At March 31, 2007, the Company also calculated a marked-to-market adjustment for the warrants issued to Cornell Capital in connection with the convertible debenture. For the quarter ended March 31, 2007, the Company recognized a gain of $26,554 as a result of this valuation.

FINANCIAL CONDITION

Cash and Working Capital

Working Capital	As at	As at
	31-Mar-07	31-Mar-06	Variance

Current assets	$1,391,035	$1,904,110	($513,075)	-27%
Current Liabilities	$5,824,913	$5,928,737	($103,823)	-2%
Working Capital (deficit)	($4,433,878)	($4,024,627)	($409,251)	10%

We had cash of $276,766 as at March 31, 2007, compared with cash of $901,764 as at December 31, 2006. We had a working capital deficit at March 31, 2007 and December 31, 2006 of $4,433,878 and $4,024,627 respectively.

Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2006 was $622,227 compared to $901,227 for the comparative period in 2006, representing a decrease of $279,000 or 31%.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2007 was $0, compared to $1,084,565 for the three months ended March 31, 2006. Our financing activities are primarily through our financing agreements with Cornell Capital LLC.

Financing Requirements

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we had negative working capital of approximately $4,400,000 and an accumulated deficit of approximately $20,000,000 incurred through March 31, 2007.

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

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share was the same, at the reporting dates, as inclusion of the common stock equivalents would be anti-dilutive.

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

Revenue Recognition

The Company is in the business of selling nutritional products in the following categories: dietary supplements, personal care products, water filtration systems, and gas additive. Sales of personal care products and water filtration systems represent less than 5% of the overall revenue and therefore are not classified separately in the financial statements. The Company recognizes revenue from product sales when the products are shipped and title passes to the customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted to $66,607 and $39,990 for the three months ended March 31, 2007 and March 31, 2006 respectively. The total sales of the gas additive product were $226,640 and $0 for the three months ended March 31, 2007 and March 31, 2006.

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

As of March 31, 2007, we had an accumulated deficit of $20,055,173. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

We have been subject to a going concern opinion from our independent auditors.

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2006, relative to our ability to continue as a going concern. We have negative working capital of approximately $4,400,000 and an accumulated deficit incurred through March 31, 2007, which raises substantial doubt about our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Adverse Publicity With Respect To Nutritional, Water Filtration or Fuel Additive Products May Force Us To Curtail Or Cease Our Business Operations

In the future, scientific research and/or publicity may not be favorable with respect to the products we market and sell. Future reports of unfavorable to our products could force us to curtail or cease our business operations.

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

•  is labeled as a “dietary supplement.”

Personal care products, regulated by the FDA as cosmetics, are intended to be applied to the human body for cleansing, beautifying, promoting attractiveness, or altering the appearance. Included in this definition are products such as skin creams, lotions, perfumes, lipsticks, fingernail polishes, eye and facial make-up preparations, shampoos, permanent waves, hair colors, deodorants, and any material intended for use as a component of a cosmetic product provided such products are not promoted with drug claims. In general, our cosmetic products are not subject to pre-market approval by the FDA. Cosmetics are, however, subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act adulteration and misbranding provisions. They are also subject to specific labeling regulations, including warning statements, if the product's safety is not adequately substantiated or if it may be hazardous, as well as ingredient statements and other packaging requirements under the Fair Packaging and Labeling Act. Cosmetics that meet the definition of a drug (i.e. that are intended to treat or prevent disease or affect the structure or function of the body), such as sunscreens, are regulated as drugs. Cosmetics that bear label claims that expressly or impliedly suggest that the product serves such drug purposes will also be regulated as drugs. As a marketer of products that are ingested by consumers or applied topically, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action or product liability action.

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

Our IBAs act as independent sales people and are not closely supervised by EYI, or supervised by us at all. We have little or no control or knowledge of our IBAs' actual sales activities and therefore we have little or no ability to ensure that our IBAs comply with regulations and rules regarding how they market and sell our products. It is possible that we may be held liable for the actions of our IBAs. Proceedings resulting from any complaints in connection with our IBAs' marketing and sales activities may result in significant defense costs, settlement payments or judgments and could force to curtail or cease our business operations.

If our network marketing program is shown to violate federal or state regulations we may be unable to market our products. Our network marketing program is subject to a number of federal and state laws and regulations administered by the Federal Trade Commission and various state agencies. These laws and regulations include securities, franchise investment, business opportunity and criminal laws prohibiting the use of "pyramid" or "endless chain" types of selling organizations. These regulations are generally directed at ensuring that product sales are ultimately made to consumers (as opposed to other IBAs) and that advancement within the network marketing program is based on sales of products, rather than investment in the company or other non-retail sales related criteria.

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

To further address the problem of "inventory loading", our IBAs must sell at least 70% of their inventory before they can reorder.

In the event of challenges to the legality of our network marketing organization by distributors we would be required to:

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

We have no manufacturing capabilities and we are dependent upon NDI and other companies to manufacture our products.

We have no manufacturing facilities and have no present intention to manufacture any of our dietary supplement and personal care products. We are dependent upon relationships with independent manufacturers to fulfill our product needs. NDI manufactures and supplies more than 70% of our products. We have contracts with NDI that require us to purchase set amounts of its manufactured products for at least the next five years and possibly the next ten years. It is possible that these contracts with NDI could become unfavorable, and we may not be able to use other manufacturers to provide us with these services if our terms with NDI become unfavorable. In addition, we must be able to obtain our dietary supplement and personal care products at a cost that permits us to charge a price acceptable to the customer, while also accommodating distribution costs and third party sales compensation. Competitors who do own their own manufacturing may have an advantage over us with respect to pricing, availability of product and in other areas through their control of the manufacturing process. In addition, if we are forced to hold larger quantities of inventory, we face the risk that our inventory becomes obsolete with the passage of large amounts of time.

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

We depend upon the continued involvement of Jay Sargeant, our President, Chief Executive Officer and Director, and Dori O'Neill, our Executive Vice President, Chief Operations Officer, Secretary, Treasurer and Director. As we are a developing company, the further implementation of our business plan is dependent on the entrepreneurial skills and direction of management. Mr. Sargeant and Mr. O'Neill guide and direct our activity and vision. This direction requires an awareness of the market, the competition, current and future markets, and technologies that would allow us to continue our operations. The loss or lack of availability of these individuals could materially adversely affect our business and operations. We do not carry "key person" life insurance for these officers and directors, and we would be adversely affected by the loss of these two key consultants.

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

•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for the last three years).

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 5, 2007 we completed a share exchange with certain of the shareholders of EYI, under a Share Exchange Agreement, dated January 5, 2007, (the "Exchange Agreement").

Under the terms of the Exchange Agreement, we issued 1,999,323 restricted shares of our common stock to the shareholders of EYI in exchange for 260,485 shares of common stock held by them in EYI.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.            OTHER INFORMATION.

None.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)

3.2	Certificate of Amendment to Articles of Incorporation dated December 29, 2003.(11)

3.3	Certificate of Amendment to Articles of Incorporation dated December 31, 2003.(11)

3.4	Bylaws.(1)

3.5	Amended Bylaws. (12)

3.6	Certificate of Amendment to Articles of Incorporation dated March 30, 2006

10.1	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and Flaming Gorge, Inc.(1)

10.2	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and O’Neill Enterprises, Inc.(1)

10.3	Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, A Nevada corporation, and certain shareholders of EYI Industries, Inc., A Nevada corporation.(5)

10.4	Stock Compensation Program(4)

10.5	Consulting Agreement dated December 27, 2003 between Rajesh Raniga Inc. and Safe ID Corporation.(6)

10.6	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and O’Neill Enterprises Inc.(6)

10.7	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and Flaming Gorge, Inc. (6)

10.8	Addendum to the Distribution and License Agreement between Essentially Yours Industries, Inc. and Nutri-Diem Inc. dated April 30, 2004.(6)

10.9	Letter Agreement dated May 4, 2004 between Eye Wonder, Inc. and EYI Industries, Inc.(6)

10.10	Standby Equity Distribution Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.11	Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.12	Escrow Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.13	Placement Agent Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.14	Compensation Debenture, dated June 22, 2004(7)

10.15	Securities Purchase Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.16	Investor Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.17	Security Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.18	Irrevocable Transfer Agent Instructions, dated June 22, 2004, by and among EYI Industries, Inc., Cornell Capital Partners, LP and Corporate Stock Transfer(6)

10.19	Escrow Agreement, dated June 22, 2004 by and among EYI Industries, Inc., Cornell Capital Partners, L.P. and Butler Gonzalez, LLP(6)

10.20	Form of Secured Convertible Debenture(6)

10.21	Form of Warrant(7)

10.22	Letter Agreement dated May 25, 2004 between EYI Industries, Inc. and Source Capital Group, Inc.(8)

10.23	Lease Agreement dated May 1, 2003 among 468058 B.C. Ltd., 642706 B.C. Ltd., Essentially Yours Industries Corp., and Essentially Yours Industries, Inc. (8)

Exhibit Number	Description of Exhibit

10.24	5% Secured Convertible Debenture dated September 24, 2004 between EYI Industries, Inc. and Cornell Capital Partners, LP(8)

10.25	5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. and Kent Chou(8)

10.26	5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. Taib Bank, E.C.(8)

10.27	Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Taib Bank, E.C. (8)

10.28	Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Kent Chou(8)

10.29	Joint Venture Agreement dated May 28, 2004 between EYI Industries, Inc., World Wide Buyer’s Club Inc. and Supra Group, Inc.(9)

10.30	Indenture of Lease Agreement dated January 3, 2005 between Golden Plaza Company Ltd., 681563 B.C. Ltd., and 642706 B.C. Ltd.(10)

10.31	Consulting Services Agreement dated March 5, 2004 between EYI Industries, Inc. and EQUIS Capital Corp.(13)

10.32	Letter dated May 25, 2004 between Source Capital Group, Inc. and EYI Industries, Inc.(14)

10.33	Consulting Agreement dated April 1, 2004 between EYI Industries, Inc. and Daniel Matos(14)

10.34	Loan Agreement between Janet Carpenter and EYI Industries, Inc., dated February 10, 2005(15)

10.35	Promissory Note dated February 10, 2005 between Janet Carpenter and EYI Industries(15)

10.36	Bonus Share Agreement between Janet Carpenter and EYI Industries, Inc. dated February 14, 2005(15)

10.37	Pledge and Escrow Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP and David Gonzalez. (15)

10.38	Guaranty Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP(15)

10.39	Secured Promissory Note dated February 24, 2005 between EYI Industries, Inc. and Cornell Capital Partners, LP(15)

10.40	Agreement dated April 22, 2005 between Essentially Yours Industries Inc. and Source 1 Fulfillment(15)

10.41	Reseller Agreement dated May 11, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (16)

10.42	Termination Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.43	Standby Equity Distribution Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.44	Registration Rights Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.45	Escrow Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.46	Placement Agent Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.47	Consulting Agreement dated June 1, 2005 between EYI Industries, Inc. and Eliza Fung(18)

10.48	Addendum to the Reseller Agreement dated June 1, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (18)

10.49	Non-Circumvention and Non-Disclosure Agreement dated July 14, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (18)

10.50	Promissory Note dated August 1, 2005 between EYI Industries Inc. and Cornell capital Partners, LP(18)

10.51	Investor Relations Agreement dated July 28, 2005 between EYI Industries, Inc. and Agora Investor Relations Corp. (18)

10.52	China Agency Agreement entered into with Guanghzhou Zhongdian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation. Dated September 15, 2005(19)

10.53	Logistics Management Agreement dated September 1, 2005 between Essentially Yours Industries (Hong Kong) Limited and All In One Global Logistics Ltd. (20)

10.54	Contract for Legal Services dated September 1, 2005 between EYI Industries Inc. and M. Ali Lakhani Law Corporation(21)

10.55	Amended Investor Relations Agreement dated October 5, 2005 between EYI Industries, Inc. and Agora Investor Relations Corp. (22)

10.56	Settlement Agreement dated December 21, 2005 between EYI Industries, Inc., Halo Distribution, LLC and Business Centers, LLC

10.57	Global Consulting Group Agreement dated January 19, 2006 entered into with Global Consulting Group Inc. and EYI Industries Inc.

10.58	Consulting Agreement dated January 27, 2006 entered into with Lou Prescott and Essentially Yours Industries, Inc.
10.59	Termination Agreement dated April 3, 2006 between EYI Industries Inc. and Cornell Capital Partners, LP (25)
10.60	Letter of Intent dated April 6, 2006 between Essentially Yours Industries (International) Limited and Rommel Panganiban and Raul Batista (25)

Exhibit Number	Description of Exhibit
10.61	Securities Purchase Agreement, dated as of April 24, 2006, by and between EYI Industries, Inc. and the Buyers listed therein(24)

10.62	Registration Rights Agreement, dated as of April 24, 2006, by and between EYI Industries, Inc. and the Buyers listed therein(24)

10.63	$750,000 Secured Convertible Debenture No. CCP-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.64	$333,333 Secured Convertible Debenture CW-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.65	$416,667 Secured Convertible Debenture TAIB-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.66	Security Agreement, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.67	Warrant No. CCP-001, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.68	Warrant No. CCP-002, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.69	Warrant No. CCP-003, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.70	Warrant No. CCP-004, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.71	Warrant No. CCP-005, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.72	Warrant No. CCP-006, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.73	Warrant No. CCP-007, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.74	Warrant, No. CCP-008, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.75	Warrant No. CCP-009, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.76	Warrant No. CCP-010, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.77	Warrant No. CCP-011, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.78	Warrant No. CCP-012, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.79	Warrant No. CCP-013, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.80	Warrant No. CCP-014, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.81	Warrant No. CCP-015, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.82	Warrant No. CCP-016, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.83	Warrant No. CCP-017, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.84	Irrevocable Transfer Agent Instructions, dated April 24, 2006, by and among the Company, the Buyers listed therein and Corporate Stock Transfer, Inc. (24)

10.85	Consulting Agreement dated May 1, 2006 between Essentially Yours Industries (Hong Kong) Limited and Siu Chung (Freeda) Chan (25)

Exhibit Number	Description of Exhibit
10.86	Amended Logistics Management Agreement dated May 1, 2006 between Essentially Yours Industries (Hong Kong) Limited and All In One Global Logistics Ltd. (29)

10.87	Distribution Agreement dated May 17, 2006 between Essentially Yours Industries (Hong Kong) Limited and Nozin, LLC(27)

10.88	Consulting Agreement dated July 1, 2006 between Essentially Yours Industries, Inc. and James Toll(29)

10.89	Letters dated July 12, 2006 and July 14, 2006 from Metals & Arsenic Removal Technology(29)

10.90	Addendum to the China Agency Agreement dated September 15, 2005 between EYI HK and Guangzhou Zhondian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation (28)

10.91	Consignment and Distribution Agreement dated September 20, 2006 between Essentially Yours Industries (International) Limited and Orientrends, Inc. (32)

10.92	Investor Relations Agreement between EYI Industries, Inc and Agoracom Investor Relations Corp. (32)

10.93	Settlement Agreement dated September 1, 2006 between Barry LaRose, Jay Sargeant and EYI Industries Inc. (32)

10.94	Settlement Agreement and Release dated September 5, 2006 (32)

10.95	Letter Agreement dated September 19, 2006 between Essentially Yours Industries, Inc., James Toll and Fred Erickson(30)

10.96	Agreement between Essentially Yours Industries, Inc. and Mach 3 Technologies Group, LLC(31)

10.97	Agreement dated October 27, 2006 between Essentially Yours Industries, Inc. and Global Trends, Inc. (36)

10.98	Agreement dated January 23, 2007 between Essentially Yours Industries, Inc. and Colossal Head Communications(34)

10.99	Agreement dated January 1, 2007 between Essentially Yours Industries, Inc. and New U, Inc. (36)

10.100	Share Exchange Agreement dated January 5, 2007 between the Company and EYI Shareholders(36)

10.101	Stock Incentive Plan(35)

10.102	Promissory Note dated April 14, 2007 between EYI Industries, Inc. and Janet Carpenter

10.103	Termination Letter from Flaming Gorge, Inc. dated April 30, 2007(37)

10.104	Termination Letter from O'Neill Enterprises, Inc. dated April 30, 2007(37)

10.105	Consulting Agreement dated May 1, 2007 between the Company and Flaming Gorge, Inc. (37)

10.106	Consulting Agreement dated May 1, 2007 between the Company and Global Mutual Benefit Network, Inc. (37)

14.1	Code of Ethics(5)

21.1	List of Subsidiaries(23)

23.1	Consent of Williams & Webster, P.S.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the registration statement on Form 10-SB/A of Safe ID Corporation, filed with the SEC on September 21, 2000.

(2)	Filed as an exhibit to the registration statement on Form SB-2 of Essentially Yours Industries, Inc., filed with the SEC on November 12, 2002.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 8, 2004.

(4)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on March 30, 2004.

(5)	Filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004.

(6)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2004, filed with the SEC on May 24, 2004.

(7)	Filed as an exhibit to our registration statement on Form SB-2, filed with the SEC on September 17, 2004.

(8)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.

(9)	Filed as an exhibit to our Amendment No. 1 to our registration statement on Form SB-2 on December 23, 2004.

(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 12, 2005.

(11)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.

(12)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 10, 2005.

(13)	Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended March 31, 2004, filed with the SEC on December 15, 2004.

(14)	Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended June 30, 2004, filed with the SEC on December 15, 2004.

(15)	Filed as an exhibit to our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the SEC on April 18, 2005.

(16)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 17, 2005.

(17)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2005, filed with the SEC on May 20, 2005

(18)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended June 30, 2005, filed with the SEC on August 19, 2005

(19)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 27, 2005

(20)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005

(21)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005

(22)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005

(23)	Filed as an exhibit to our annual report on Form 10-KSB for the period ended December 31, 2006, filed with the SEC on April 2, 2007.

(24)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 28, 2006.

(25)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2006, filed with the SEC on May 16, 2006.

(26)	Filed as an exhibit to our registration statement on Form SB-2/A on June 21, 2006.
(27)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 28, 2006

(28)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 3, 2006

(29)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2006, filed with the SEC on August 21, 2006

(30)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 25, 2006

(31)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 16, 2006
(32)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2006, filed with the SEC on November 20, 2006

33)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on December 19, 2006

(34)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on February 2, 2007

(35)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on February 13, 2007

(36)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on April 2, 2007

(37)	Filed as an exhibit to our Current Report on Form 8-K,filed with the SEC on May 3, 2007

(b) Reports on Form 8-K:

Date of SEC filing of Form 8-K	Description of the Form 8-K
February 1, 2007	Disclosure of Entry into Material Definitive Agreement and Unregistered Sale of Equity Securities

February 2, 2007	Disclosure of Entry into Material Definitive Agreement with Colossal Head Communications

February 6, 2007	Disclosure of Regulation FD news release and letter of intent

May 3, 2007	Disclosure of Termination and Entry into Material Definitive Agreements

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYI INDUSTRIES, INC.
By:	/s/ Jay Sargeant
Jay Sargeant
President, Chief Executive Officer,
and Director
(Principal Executive Officer)
Date: May 15, 2007

By:	/s/ Rajesh Raniga
Rajesh Raniga
Chief Financial Officer (Principal Accounting Officer) Date: May 15, 2007