Form 10KSB/A
period 2006-12-31
EYI INDUSTRIES INC.
filed 2007-06-19
CIK 1104120

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☑

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Explanatory Note

This Amended Annual Report on Form 10-KSB/A dated June 18, 2007 is being filed to:

(i)	correct clerical errors contained in the registrant's consolidated statement of stockholders’ deficit;

Other than the foregoing items and conforming changes related thereto, no part of the Annual Report on Form 10-KSB filed on April 2, 2007 is being amended, and the filing of this Amended Annual Report on Form 10-KSB/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to April 2, 2007.

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

The following are our affiliates and are controlled by certain of our directors and shareholders, as described below:

•
Nutri-Diem, Inc., ("NDI") Quebec, Canada. NDI is the manufacturing facility in Quebec that supplies approximately 85% of our products. EYI negotiated with NDI an exclusive Distribution and Licensing Agreement whereby EYI can sell the products of NDI, such as Calorad and Agrisept-L, in the United States and Canada, and elsewhere in the world, subject to the approval of NDI. Michel Grise, President of NDI is one of our shareholders and a director of one of our subsidiaries.

•
Essentially Yours Industries Corp., located in Burnaby, B.C., provides services to EYI under a management agreement. These services consist of: computer and management information systems and support. Payments due under the management agreement are at cost of services plus a mark-up of approximately 5%. Essentially Yours Industries Corp. is controlled by Jay Sargeant, our President and Chief Executive Officer.

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

Our specific refund policies are as follows:

Refund to Retail Customer

All EYI products have a thirty (30) day satisfaction guarantee from the date of purchase unless specifically extended in the case of special promotions. In the event of a dissatisfied customer, the IBA is responsible to return the customer’s money and have all remaining products returned to the IBA. The IBA then forward's the following to EYI:

1)	Proof of refund;

2)	Written explanation from the customer;

3)	EYI’s Order number;

4)	Proof of Purchase (Bill of Sale); and

5)	The unused portion of the product (Refunds will be void if 50% of the product is not returned).

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

On June 30, 2002, the following NDI trademarks were licensed to EYI pursuant to the Marketing and Distribution Agreement in place between NDI and EYI. The owner of the trademarks set out in the table below is Michel Grise Consultants Inc., an associated company of NDI and is controlled by Michel Grise, one of the directors of EYI:

Product	Status
Agrisept-L®	Registered Trademark
Beaugest® Bellaffina®	Registered Trademark Registered Trademark
Calorad®	Registered Trademark
Citrex®	Registered Trademark
Citrio®	Registered Trademark
Definition®	Registered Trademark
Emulgent®	Registered Trademark
Fem Fem® Golden Treat®	Registered Trademark Registered Trademark

Hom Hom® Invisible® Livocare® Melan Plus®	Registered Trademark Registered Trademark Registered Trademark Registered Trademark
Neocell® NRG® Parablast® Prosoteine®	Registered Trademark Registered Trademark Registered Trademark Registered Trademark
Parattack® Sea Krit®	Registered Trademark Registered Trademark

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

FINANCIAL CONDITION

Working	As at	As at
Capital	31-Dec-06	31-Dec-05	Variance

Current assets	$1,904,110	$382,057	$1,522,053	398%
Current Liabilities	$5,928,737	$2,347,087	$3,581,650	153%
Working Capital (deficit)	($4,024,627)	($1,965,030)	($2,059,597)	105%

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

	As at	As at
Liabilities	31-Dec-06	31-Dec-05	Variance

Accounts payable and accrued liabilities	$1,427,214	$1,929,049	($501,835)
Accounts payable - related parties	$439,256	$328,038	$111,218
Convertible debt - related party, net of discount	$252,326	$0	$252,326
Derivative on convertible debt	$2,456,311	$0	$2,456,311
Interest payable, convertible debt	$1,303,630	$0	$1,303,630
Notes payable - related party	$50,000	$90,000	($40,000)

	$5,928,737	$2,347,087	$3,581,650

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

We depend upon the continued involvement of Jay Sargeant, our President, Chief Executive Officer and Director, and Dori O’Neill, our Executive Vice President, Chief Operations Officer, Secretary, Treasurer and Director. The further implementation of our business plan is dependent on the entrepreneurial skills and direction of management, including Mr. Sargeant and Mr. O’Neill. This direction requires an awareness of the market, the competition, current and future markets and technologies that would allow us to continue our operations. The loss or lack of availability of these individuals could materially adversely affect our business and operations. We do not carry “key person” life insurance for these officers and directors, and we would be adversely affected by the loss of these two key consultants.

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

ITEM 7.  FINANCIAL STATEMENTS.

Page

Report of Independent Registered Public Accounting Firm	43

Financial Statements

Consolidated Balance Sheets as of December 31, 2006	44

Consolidated Statements of Operations and Comprehensive Loss For the period from Inception to December 31, 2006	45

Consolidated Statement of Cash Flows For the period from Inception to December 31, 2006	50

Consolidated Statement of Stockholders’ Equity/Deficit For the period from Inception to December 31, 2006	46

Notes to Financial Statements	52

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

Accounting Pronouncements - Recent

""In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

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

	2006		2005
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Warehouse equipment	$0	$0	$0	$0
Furniture and fixtures	3,279	841	1,569	371
Computer Equipment & Software	128,178	94,074	105,447	83,068
Office equipment	33,909	4,458	14,859	901
Leasehold improvements	17,973	6,514	13,544	13,544
Total	183,339	$105,887	135,420	$85,749
Less: accumulated depreciation	105,887		85,749
Total property, plant and equipment, net	$77,452		$49,671

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

During the three months ended December 31, 2006, the Company recognized an expense to wages of $1,415 for all vested options.

Following is a summary of the status of the stock options during the years ended December 31, 2005 and December 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	19,747,390	$0.14
Granted	7,390,000	$0.13
Exercised	-3,350,000	$0.12
Forfeited or cancelled	-7,535,000	$0.08
Outstanding at December 31, 2005	16,252,390	$0.14
Granted	25,000	$0.06
Exercised	-	-
Forfeited or cancelled	11,012,390	$0.17
Options outstanding at December 31, 2006	5,265,000	$0.09

Weighted average fair value of options granted		$0.06

Summarized information about stock options outstanding and exercisable at December 31, 2006 is as follows:

Options Outstanding
Exercise		Weighted Ave.	Weighted Ave.
Price	Number	Remaining	Exercise
Range	of Shares	Life	Price
$0.02 - $0.22	5,265,000	0.66	$0.09

Options Exercisable
Exercise		Weighted Ave.	Weighted Ave.
Price	Number	Remaining	Exercise
Range	of Shares	Life	Price
$0.02 - $0.22	5,265,000	0.66	$0.09

Summarized information about non-vested but granted stock options outstanding at December 31, 2006 is as follows:

Non-vested Granted Options Outstanding
Exercise		Weighted Ave.	Weighted Ave.
Price	Number	Remaining	Exercise
Range	of Shares	Life	Price
$-	-	-	$-

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

	Number of Warrants	Weighted Average Remaining Life	Average Exercise Price
Outstanding and exercisable	131,006,548	4.31	$0.09

NOTE 10 - INCOME TAXES

The significant components of the deferred tax assets at December 31, 2006 and December 31, 2005 were as follows:

	December 31, 2006	December 31, 2005
Net operating loss carry forward	$18,820,000	$11,628,000
Deferred tax asset:	$6,399,000	$3,954,000
Less valuation allowance for tax asset	-6,399,000	-3,954,000
Net deferred tax asset	$-	$-

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

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)		Total ($)

Jay Sargeant	2006	$240,000	(1)	$5,000		—	—	—	—	—		$245,000	(1)
President,	2005	$240,000	(1)	—		—	1,500,000	—	—	—		—
Principal Executive Officer and Director	2004	$240,000	(1)	—		—	4,200,000	—	—	—		—

Dori O’Neill(2)	2006	$240,000	(2)	5,000		—	—	—	—	—		$245,000	(2)
Chief Operations Officer,	2005	$240,000	(2)	—		—	1,500,000	—	—	—		—
Secretary, Treasurer And Director	2004	$240,000	(2)	—		—	7,400,000	—	—	—		—

Rajesh Raniga	2006	$24,000		—		—	—	—	—	—		$24,000
Principal Financial Officer	2005	$24,000		—		—	—	—	—	—		—
	2004	$24,000		—		—	450,000	—	—	—		—

Donna Keay	2006	$110,200	(4)	$2,500	(4)	—	—	—	—	6,347	(4)	$118,751	(4)
Chief Financial Officer(3)	2005(5)
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

(5)	Mrs. Keay did not earn more than $100,000 US for the fiscal years ended December 31, 2005 or 2004.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Jay Sargeant	1,500,000	—	—	$0.06	Feb-9-07	—	—	—	—

Dori O'Neill	1,500,000	—	—	$0.06	Feb-9-07	—	—	—	—

Rajesh Raniga	—	—	—	—	—	—	—	—	—

Donna Keay	—	—	—	—	—	—	—	—	—

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

We have a contract with NDI that grants to us the exclusive license and right to market, sell and distribute in Canada and the United States and a non-exclusive right to market on the Internet certain products owned by Michel Grise Consultant, Inc., a Quebec corporation, which is controlled by Michel Grise. Mr. Grise is a director of our subsidiary EYI. To maintain the license and distribution rights granted by those contracts, we are obligated to purchase from NDI during that period commencing on June 1, 2003, and continuing through and including May 31, 2004, products totaling $1,530,000. Those contracts also specify that for the period from June 1, 2004 to May 31, 2005, we are required to purchase from NDI products totaling $3,825,000. Additionally, those contracts specify that for each year commencing on June 1, and ending on May 31 thereafter during the term of that agreement we are required to purchase products totaling $5,355,000. The provisions of those contracts specify that NDI will offer us the right to sell, market and distribute in those territories any new product developed by NDI.

ITEM 13.  EXHIBITS.

(a)	Exhibits

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Amendment to Articles of Incorporation dated December 29, 2003.(11)
3.3	Certificate of Amendment to Articles of Incorporation dated December 31, 2003.(11)
3.4	Bylaws.(1)
3.5	Amended Bylaws. (12)
3.6	Certificate of Amendment to Articles of Incorporation dated March 30, 2006
10.1	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and Flaming Gorge, Inc.(1)
10.2	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and O’Neill Enterprises, Inc.(1)
10.3	Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, A Nevada corporation, and certain shareholders of EYI Industries, Inc., A Nevada corporation.(5)
10.4	Stock Compensation Program(4)
10.5	Consulting Agreement dated December 27, 2003 between Rajesh Raniga Inc. and Safe ID Corporation.(6)
10.6	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and O’Neill Enterprises Inc.(6)
10.7	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and Flaming Gorge, Inc. (6)
10.8	Addendum to the Distribution and License Agreement between Essentially Yours Industries, Inc. and Nutri-Diem Inc. dated April 30, 2004.(6)
10.9	Letter Agreement dated May 4, 2004 between Eye Wonder, Inc. and EYI Industries, Inc.(6)
10.10	Standby Equity Distribution Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.11	Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.12	Escrow Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.13	Placement Agent Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.14	Compensation Debenture, dated June 22, 2004(7)
10.15	Securities Purchase Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.16	Investor Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.17	Security Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)
10.18	Irrevocable Transfer Agent Instructions, dated June 22, 2004, by and among EYI Industries, Inc., Cornell Capital Partners, LP and Corporate Stock Transfer(6)

10.19	Escrow Agreement, dated June 22, 2004 by and among EYI Industries, Inc., Cornell Capital Partners, L.P. and Butler Gonzalez, LLP(6)
10.20	Form of Secured Convertible Debenture(6)
10.21	Form of Warrant(7)
10.22	Letter Agreement dated May 25, 2004 between EYI Industries, Inc. and Source Capital Group, Inc.(8)
10.23	Lease Agreement dated May 1, 2003 among 468058 B.C. Ltd., 642706 B.C. Ltd., Essentially Yours Industries Corp., and Essentially Yours Industries, Inc. (8)
10.24	5% Secured Convertible Debenture dated September 24, 2004 between EYI Industries, Inc. and Cornell Capital Partners, LP(8)
10.25	5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. and Kent Chou(8)
10.26	5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. Taib Bank, E.C.(8)
10.27	Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Taib Bank, E.C. (8)
10.28	Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Kent Chou(8)
10.29	Joint Venture Agreement dated May 28, 2004 between EYI Industries, Inc., World Wide Buyer’s Club Inc. and Supra Group, Inc.(9)
10.30	Indenture of Lease Agreement dated January 3, 2005 between Golden Plaza Company Ltd., 681563 B.C. Ltd., and 642706 B.C. Ltd.(10)
10.31	Consulting Services Agreement dated March 5, 2004 between EYI Industries, Inc. and EQUIS Capital Corp.(13)
10.32	Letter dated May 25, 2004 between Source Capital Group, Inc. and EYI Industries, Inc.(14)
10.33	Consulting Agreement dated April 1, 2004 between EYI Industries, Inc. and Daniel Matos(14)
10.34	Loan Agreement between Janet Carpenter and EYI Industries, Inc., dated February 10, 2005(15)
10.35	Promissory Note dated February 10, 2005 between Janet Carpenter and EYI Industries(15)
10.36	Bonus Share Agreement between Janet Carpenter and EYI Industries, Inc. dated February 14, 2005(15)
10.37	Pledge and Escrow Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP and David Gonzalez. (15)
10.38	Guaranty Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP(15)
10.39	Secured Promissory Note dated February 24, 2005 between EYI Industries, Inc. and Cornell Capital Partners, LP(15)
10.40	Agreement dated April 22, 2005 between Essentially Yours Industries Inc. and Source 1 Fulfillment(15)
10.41	Reseller Agreement dated May 11, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (16)
10.42	Termination Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
10.43	Standby Equity Distribution Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
10.44	Registration Rights Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
10.45	Escrow Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
10.46	Placement Agent Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)
10.47	Consulting Agreement dated June 1, 2005 between EYI Industries, Inc. and Eliza Fung(18)
10.48	Addendum to the Reseller Agreement dated June 1, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (18)
10.49	Non-Circumvention and Non-Disclosure Agreement dated July 14, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (18)
10.50	Promissory Note dated August 1, 2005 between EYI Industries Inc. and Cornell capital Partners, LP(18)
10.51	Investor Relations Agreement dated July 28, 2005 between EYI Industries, Inc. and Agora Investor Relations Corp. (18)
10.52	China Agency Agreement entered into with Guanghzhou Zhongdian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation. Dated September 15, 2005(19)
10.53	Logistics Management Agreement dated September 1, 2005 between Essentially Yours Industries (Hong Kong) Limited and All In One Global Logistics Ltd. (20)
10.54	Contract for Legal Services dated September 1, 2005 between EYI Industries Inc. and M. Ali Lakhani Law Corporation(21)
10.55	Amended Investor Relations Agreement dated October 5, 2005 between EYI Industries, Inc. and Agora Investor Relations Corp. (22)
10.56	Settlement Agreement dated December 21, 2005 between EYI Industries, Inc., Halo Distribution, LLC and Business Centers, LLC

10.57	Global Consulting Group Agreement dated January 19, 2006 entered into with Global Consulting Group Inc. and EYI Industries Inc.
10.58	Consulting Agreement dated January 27, 2006 entered into with Lou Prescott and Essentially Yours Industries, Inc.
10.59	Termination Agreement dated April 3, 2006 between EYI Industries Inc. and Cornell Capital Partners, LP (25)
10.60	Letter of Intent dated April 6, 2006 between Essentially Yours Industries (International) Limited and Rommel Panganiban and Raul Batista (25)
10.61	Securities Purchase Agreement, dated as of April 24, 2006, by and between EYI Industries, Inc. and the Buyers listed therein(24)
10.62	Registration Rights Agreement, dated as of April 24, 2006, by and between EYI Industries, Inc. and the Buyers listed therein(24)
10.63	$750,000 Secured Convertible Debenture No. CCP-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)
10.64	$333,333 Secured Convertible Debenture CW-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)
10.65	$416,667 Secured Convertible Debenture TAIB-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)
10.66	Security Agreement, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)
10.67	Warrant No. CCP-001, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.68	Warrant No. CCP-002, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.69	Warrant No. CCP-003, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.70	Warrant No. CCP-004, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.71	Warrant No. CCP-005, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.72	Warrant No. CCP-006, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.73	Warrant No. CCP-007, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.74	Warrant, No. CCP-008, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.75	Warrant No. CCP-009, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.76	Warrant No. CCP-010, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.77	Warrant No. CCP-011, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.78	Warrant No. CCP-012, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.79	Warrant No. CCP-013, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.80	Warrant No. CCP-014, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.81	Warrant No. CCP-015, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.82	Warrant No. CCP-016, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.83	Warrant No. CCP-017, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)
10.84	Irrevocable Transfer Agent Instructions, dated April 24, 2006, by and among the Company, the Buyers listed therein and Corporate Stock Transfer, Inc. (24)
10.85	Consulting Agreement dated May 1, 2006 between Essentially Yours Industries (Hong Kong) Limited and Siu Chung (Freeda) Chan (25)
10.86	Amended Logistics Management Agreement dated May 1, 2006 between Essentially Yours Industries (Hong Kong) Limited and All In One Global Logistics Ltd. (29)
10.87	Distribution Agreement dated May 17, 2006 between Essentially Yours Industries (Hong Kong) Limited and Nozin, LLC(27)
10.88	Consulting Agreement dated July 1, 2006 between Essentially Yours Industries, Inc. and James Toll(29)
10.89	Letters dated July 12, 2006 and July 14, 2006 from Metals & Arsenic Removal Technology(29)
10.90	Addendum to the China Agency Agreement dated September 15, 2005 between EYI HK and Guangzhou Zhondian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation (28)
10.91	Consignment and Distribution Agreement dated September 20, 2006 between Essentially Yours Industries (International) Limited and Orientrends, Inc. (30)
10.92	Investor Relations Agreement between EYI Industries, Inc and Agoracom Investor Relations Corp.
10.93	Settlement Agreement dated September 1, 2006 between Barry LaRose, Jay Sargeant and EYI Industries Inc.
10.94	Settlement Agreement and Release dated September 5, 2006
10.95	Letter Agreement dated September 19, 2006 between Essentially Yours Industries, Inc., James Toll and Fred Erickson
10.96	Agreement between Essentially Yours Industries, Inc. and Mach 3 Technologies Group, LLC(31)
10.97	Agreement dated October 27, 2006 between Essentially Yours Industries, Inc. and Global Trends, Inc.
10.98	Agreement dated January 23, 2007 between Essentially Yours Industries, Inc. and Colossal Head Communications(34)
10.99	Agreement dated January 1, 2007 between Essentially Yours Industries, Inc. and New U, Inc.
10.100	Share Exchange Agreement dated January 5, 2007 between the Company and EYI Shareholders
10.101	Stock Incentive Plan(35)
14.1	Code of Ethics (5)
21.1	List of Subsidiaries
23.1	Consent of Williams & Webster, P.S.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes

(1)	Filed as an exhibit to the registration statement on Form 10-SB/A of Safe ID Corporation, filed with the SEC on September 21, 2000.
(2)	Filed as an exhibit to the registration statement on Form SB-2 of Essentially Yours Industries, Inc., filed with the SEC on November 12, 2002.
(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 8, 2004.
(4)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on March 30, 2004.
(5)	Filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004.
(6)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2004, filed with the SEC on May 24, 2004.
(7)	Filed as an exhibit to our registration statement on Form SB-2, filed with the SEC on September 17, 2004.

(8)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.
(9)	Filed as an exhibit to our Amendment No. 1 to our registration statement on Form SB-2 on December 23, 2004.
(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 12, 2005.
(11)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.
(12)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 10, 2005.
(13)	Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended March 31, 2004, filed with the SEC on December 15, 2004.
(14)	Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended June 30, 2004, filed with the SEC on December 15, 2004.
(15)	Filed as an exhibit to our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the SEC on April 18, 2005.
(16)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 17, 2005.
(17)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2005, filed with the SEC on May 20, 2005
(18)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended June 30, 2005, filed with the SEC on August 19, 2005
(19)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 27, 2005
(20)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005
(21)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005
(22)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005
(23)	Filed as an exhibit to our annual report on Form 10-KSB for the period ended December 31, 2005, filed with the SEC on March 31, 2006.
(24)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 28, 2006.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2006, filed with the SEC on May 16, 2006.
(26)	Filed as an exhibit to our registration statement on Form SB-2/A on June 21, 2006.
(27)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 28, 2006
(28)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 3, 2006
(29)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2006, filed with the SEC on August 21, 2006
(30)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 25, 2006
(31)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 16, 2006
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

Date: June 15, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Jay Sargeant

JAY SARGEANT
President, Chief Executive Officer
(Principal Executive Officer)
Director

Date: June 15, 2007

By:  /s/ Rajesh Raniga

RAJESH RANIGA
Chief Financial Officer
(Principal Accounting Officer)

Date: June 15, 2007

By:  /s/ Dori O'Neill

DORI O’NEILL
Executive Vice-President, Secretary, Treasurer,
Chief Operations Officer
Director

Date: June 15, 2007