Form 10QSB
period 2007-06-30
EYI INDUSTRIES INC.
filed 2007-08-16
CIK 1104120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 560,592,837 shares of common stock issued and outstanding as of August 15, 2007. Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

As used in this quarterly report, the terms "we", "us", "our", “EYI” and "our company" mean EYI Industries, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

EYI INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$80,399	$901,764
Accounts receivable, net of allowance	47,424	18,425
Other accounts receivables	-	67,582
Prepaid expenses	64,597	181,048
Inventory	750,621	735,291
TOTAL CURRENT ASSETS	943,041	1,904,110
OTHER ASSETS
Property, plant and equipment, net	53,799	77,452
Deposits	46,794	46,432
TOTAL OTHER ASSETS	100,593	123,884
INTANGIBLE ASSETS	11,715	12,829
TOTAL ASSETS	$1,055,349	$2,040,823
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,552,542	$1,427,214
Accounts payable - related parties	335,937	439,256
Interest payable, convertible debt	442,134	252,326
Convertible debt, net of discount	2,209,080	2,456,311
Derivative on convertible debt	1,030,830	1,303,630
Notes payable - related party	80,000	50,000
TOTAL CURRENT LIABILITIES	5,650,523	5,928,737
Net liabilities from discontinued operations	375,344	375,344
MINORITY INTEREST IN SUBSIDIARY	-	120,739
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 3,000,000,000 shares
authorized, 413,594,216 and 345,675,516 shares issued
and outstanding, respectively	413,594	345,675
Additional paid-in capital	10,163,254	9,536,004
Stock options and warrants	5,182,098	4,382,299
Subscription receivable	(195,000)	(195,000)
Accumulated deficit	(20,534,464)	(18,452,975)
TOTAL STOCKHOLDERS' DEFICIT	(4,970,518)	(4,383,997)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,055,349	$2,040,823

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE, NET OF RETURNS AND ALLOWANCES	$1,274,005	$1,009,978	2,455,171	$2,118,737
COST OF GOODS SOLD	374,760	390,896	737,823	678,848
GROSS PROFIT BEFORE COMMISSION EXPENSE	899,245	619,082	1,717,348	1,439,889
COMMISSION EXPENSE	469,159	379,274	886,036	764,717
GROSS PROFIT AFTER COST OF GOODS SOLD AND
COMMISSION EXPENSE	430,086	239,808	831,312	675,172
OPERATING EXPENSES
Consulting fees	203,224	224,363	401,798	484,099
Legal and professional fees	42,361	86,760	68,149	161,242
Customer service	49,912	66,587	80,735	107,003
Finance and administration	289,707	146,567	459,072	428,694
Sales and marketing	24,728	133,668	49,866	212,292
Telecommunications	43,195	34,365	87,621	65,025
Wages and benefits	348,653	321,822	1,619,573	599,393
Warehouse expense	45,959	67,775	117,251	130,673
TOTAL OPERATING EXPENSES	1,047,739	1,081,996	2,884,065	2,188,421
LOSS FROM OPERATIONS	(617,653)	(842,188)	(2,052,753)	(1,513,249)
OTHER INCOME (EXPENSES)
Interest and other income	125	112	326	243
Interest expense	(103,455)	(47,588)	(202,235)	(56,734)
Financing fees	(189,771)	(89,002)	(426,783)	(306,937)
Gain/(Loss) on derivatives	403,150	(1,295,508)	565,885	(1,295,508)
Foreign currency gain (discount)	28,313	11,663	34,071	16,332
TOTAL OTHER INCOME (EXPENSES)	138,362	(1,420,323)	(28,736)	(1,642,604)
NET LOSS BEFORE TAXES	(479,291)	(2,262,511)	(2,081,489)	(3,155,853)
PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST	(479,291)	(2,262,511)	(2,081,489)	(3,155,853)
ALLOCATION OF LOSS TO MINORITY INTEREST	-	44,119	-	61,539
ALLOCATION OF LOSS TO DISCONTINUED OPERATIONS	-	-	-	-
NET LOSS	$(479,291)	$(2,218,392)	(2,081,489)	$(3,094,314)
BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$ nil	$(0.01)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	406,826,788	261,271,926	406,826,788	261,271,926

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional
	Number of		Paid-in	Subscription	Option/	Retained
	Shares	Amount	Capital	Receivable	Warrants	Earnings	Total

Balance, December 31, 2005	217,600,875	$217,600	$6,155,518	$(195,000)	$2,698,984	$(11,347,215)	$(2,470,113)

Vested stock options issued for consulting at an average price of $0.20 per share	-	-	-	-	3,750	-	3,750

Stock issued to Cornell in exchange for $1,084,565 pursuant to SEDA	42,941,686	42,942	1,041,623	-	-	-	1,084,565

Shares returned to treasury	(268,639)	(269)	269	-	-	-	-

Beneficial conversion of convertible debt	-	-	200,207	-	-	-	200,207

Warrants issued to Cornell Capital for financing services	-	-	-	-	3,148,413	-	3,148,413

Vested stock options issued for consulting at $0.10 per share	-	-	-	-	5,000	-	5,000

Vested stock options issued to employees at $0.02 per share	-	-	-	-	1,400	-	1,400

Expired consultant stock options	-	-	961,300	-	(961,300)	-	-

Expired employee stock options	-	-	311,717	-	(311,717)	-	-

Vested stock options issued to employees at $0.06 per share	-	-	-	-	40	-	40

Expired consultant stock options	-	-	38,500	-	(38,500)	-	-

Expired employee stock options	-	-	99,988	-	(99,988)	-	-

Beneficial conversion of convertible debt	-	-	67,604	-	-	-	67,604

Stock issued to Cornell to retire portion of debenture	34,095,618	34,096	182,140	-	-	-	216,236

Stock issued to Certain Wealth to retire portion of debenture	22,430,351	22,430	104,195	-	-	-	126,625

Stock issued to TAIB Bank to retire portion of debenture	28,058,371	28,058	130,403	-	-	-	158,461

Vested stock options issued to employees at $0.06 per share	-	-	-	-	1,415	-	1,415

Warrants issued to a consulting firm for services services	-	-	-	-	862	-	862

Warrants issued to a manufacturer for services services	-	-	-	-	1,440	-	1,440

Expired consultant stock options	-	-	30,000	-	(30,000)	-	-

Expired employee stock options	-	-	37,500	-	(37,500)	-	-

Beneficial conversion of convertible debt	-	-	170,669	-	-	-	170,669

Restricted shares issued to a consultant at $0.006	500,000	500	2,500	-	-	-	3,000

Restricted shares issued to a consultant at $0.0069	317,254	317	1,872	-	-	-	2,189

Net loss for year ended December 31, 2006	-	-	-	-	-	(7,105,759)	(7,105,759)

Balance, December 31, 2006	345,675,516	$345,675	$9,536,004	$(195,000)	$4,382,299	$(18,452,975)	$(4,383,997)

Expired employee stock options	-	-	180,000	-	(180,000)	-	-

Stock issued to Cornell to retire portion of debenture	15,908,008	15,908	54,092	-	-	-	70,000

Stock issued to Certain Wealth to retire portion of debenture	7,063,155	7,063	24,017	-	-	-	31,080

Stock issued to TAIB Bank to retire portion of debenture	8,844,852	8,845	30,075	-	-	-	38,920

Vested stock options issued to employees at $0.06 per share	-	-	-	-	25	-	25

Vested stock options issued to employees at $0.0052 per share	-	-	-	-	999,800	-	999,800

Beneficial conversion of convertible debt	-	-	46,924	-	-	-	46,924

Stock issued in exchange for shares in subsidiary	1,999,323	2,000	118,739	-	-	-	120,738

Expired consultant stock options	-	-	20,000	-	(20,000)	-	-

Expired employee stock options	-	-	-	-	(25)	-	(25)

Beneficial conversion of convertible debt	-	-	49,044	-	-	-	49,044

Stock issued to Cornell to retire portion of debenture	13,873,170	13,873	44,027	-	-	-	57,900

Stock issued to Certain Wealth to retire portion of debenture	6,159,686	6,160	19,548	-	-	-	25,708

Stock issued to TAIB Bank to retire portion of debenture	14,070,506	14,071	36,243	-	-	-	50,314

Cornell conversion adjustment	-	-	4,540	-	-	-	4,540

Net loss for three months ended June 30, 2007 (Unaudited)	-	-	-	-	-	(2,081,489)	(2,081,489)

Balance, June 30, 2007 (Unaudited)	413,594,216	$413,594	$10,163,254	$(195,000)	$5,182,098	$(20,534,464)	$(4,970,518)

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(2,081,489)	$(3,094,314)
Loss allocated to minority interest	-	61,539
	(2,081,489)	(3,155,853)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	26,111	9,918
Stock and warrants issued for employee compensation and consulting	999,800	10,150
Loss (gain) on valuation of derivative	(565,885)	1,295,508
Beneficial conversion of convertible debt	95,969	200,207
Discount recognized on convertible debt	324,314	50,002
Decrease (increase) in:
Related party receivables	(28,999)	(120)
Accounts receivable	67,582	(5,603)
Prepaid expenses	116,451	(62,578)
Inventory	(15,330)	(132,184)
Deposits	(361)	816
Increase (decrease) in:
Accounts payable and accrued liabilities	125,328	(435,879)
Accounts payable - related parties	(103,319)	184,682
Notes payable related party	30,000	(50,000)
Interest payable, convertible debt	189,808	41,096
Net cash used by operating activities	(820,020)	(2,049,838)
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Decrease (increase) in property, plant, and equipment	(1,345)	(24,012)
Net cash used by investing activities	(1,345)	(24,012)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Proceeds from Cornell SEDA	-	1,084,565
Net proceeds from convertible debt	-	4,030,000
Net cash provided by financing activities	-	5,114,565
Net increase in cash and cash equivalents	(821,365)	3,040,715
CASH - Beginning of Year	901,764	25,639
CASH - End of Period	$80,399	$3,066,354
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$202,236	$56,756
Income taxes paid	$-	$-

NOTE 1 - DESCRIPTION OF BUSINESS

Essentially Yours Industries, Inc. (hereinafter “EYI”) was incorporated on June 21, 2002 in the State of Nevada. The main business activities of EYI were acquired through a merger with the former entity, Burrard Capital, Inc., and other entities concerning EYI’s reorganization. On December 31, 2003, EYI entered into a share exchange agreement of its’ stock with Safe ID Corporation (hereinafter “Safe ID”). This transaction was accounted for as a share exchange and recapitalization. As a result of this transaction, Safe ID changed its name to EYI Industries, Inc. (hereinafter “the Company”) and is acting as the parent holding company for the operating subsidiaries.

The principal business of the Company is the marketing of health and wellness care products, a water filtration system, and a fuel additive product. The Company sells its’ products primarily through network marketing distributors, which in turn sell the products to the end customers. The Company also sells product directly and through affiliates. The Company maintains its’ principal business office in Burnaby, British Columbia. Effective for the period ended December 31, 2003, the Company elected to change its year-end from June 30 to December 31.

The Company has six wholly owned subsidiaries. The first subsidiary is Halo Distribution LLC (hereinafter “Halo”), which was organized on January 15, 1999, in the State of Kentucky. Halo was the distribution center for the Company’s product, in addition to other products, until April 30, 2005 at which time the Company made the decision to discontinue its’ operations. The second subsidiary is RGM International Inc., which was incorporated on July 3, 1997, in the State of Nevada. RGM International Inc. is a dormant investment company which owns one percent of Halo. The third subsidiary is Essentially Yours Industries (Canada) Inc. (hereinafter “EYI Canada”), which was incorporated on September 13, 2002, in Canada. EYI Canada markets health and wellness care products for use in Canada. The fourth subsidiary is 642706 B.C. Ltd., doing business as EYI Management, which was organized on February 22, 2002, in the province of British Columbia, Canada. EYI Management provides accounting, customer service and marketing services to the consolidated entity. The fifth subsidiary is Essentially Yours Industries (Hong Kong) Limited (hereinafter “EYI HK”). EYI HK was organized on August 23, 2005 in Hong Kong. EYI HK markets health and wellness care products for use in Hong Kong and China. The sixth subsidiary is Essentially Yours Industries (International) Limited (hereinafter “EYI INTL”). EYI INTL was organized on December 6, 2005 to facilitate the expansion throughout other Southeast Asian countries.

In addition, the Company owns approximately 99% of Essentially Yours Industries, Inc. (“EYI”), incorporated on June 21, 2002 in the State of Nevada. EYI markets health and wellness care products for use in USA. The Company also owns 51% of World Wide Buyers’ Club Inc. (hereinafter “WWBC”), a Nevada corporation, which was organized by a joint venture agreement effective May 6, 2004.

Basis of Presentation

The accompanying interim condensed financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2006. In the opinion of management, all required adjustments which consist of normal recurring accruals have been made to the financial statements. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of EYI Industries, Inc., is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Concentration of Credit Risk

The Company maintains its’ cash in one commercial bank. Although the financial institution is considered creditworthy, at June 30, 2007 the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $51,313 (see Note 13).

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

The Company has determined that derivatives existed because of features of the convertible debt as of the balance sheet date of June 30, 2007 and December 31, 2006 (See Note 4.)

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2007 and December 31, 2006.

Inventory

The Company records inventories at the lower of cost or market on a first-in, first-out basis. The Company’s product inventory is reviewed each month and also when the re-order of the product is necessary. On a monthly basis, the Company’s inventory is reviewed based on the expiration of our existing inventory. Product that has a shelf-life of less than 60 days is written off or discounted. An allowance is also accrued for products that may not be sold within its’ shelf-life and based on current sales trends. The Company expensed $21,943 and $48,981 for the six months ended June 30, 2007 and twelve months ended December 31, 2006 respectively.

A re-order review consists of an evaluation of the Company’s current monthly sales volume of the product, cost of product, shelf-life of the product, and the manufacturers’ minimum purchase requirement, which all determine the overall potential profitability or loss of re-ordering. If the re-order of the product has an assessed loss, then the recommendation to management is to remove the product from the product line.

Revenue Recognition

The Company is in the business of selling products in the following categories: dietary supplements, personal care products, water filtration systems, and gas additive. Sales of personal care products and water filtration systems represent less than 5% of the overall revenue and therefore are not classified separately in the financial statements. The Company recognizes revenue from product sales when the products are shipped and title passes to the customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted to $133,022 and $78,961 for the six months ended June 30, 2007 and June 30, 2006 respectively. The total sales of the gas additive product were $547,218 and $0 for the six months ended June 30, 2007 and June 30, 2006, respectively, under this policy.

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

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital of approximately $4,707,000 and an accumulated deficit at June 30, 2007. The Company also has a history of recurring losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company’s products and decrease debt. The Company plans on continuing to reduce expenses and with small gains in any combination of network sales, direct sales, and international sales, believe that they will eventually be able to reverse the present deficit. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. Management plans include negotiations to convert significant portions of existing debt into equity.

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

The debentures mature on April 24, 2009, accrue interest at an annual rate of ten percent (10%) and shall be convertible into shares of the Company’s common stock at the option of the holder, in whole or in part at any time and from time to time, at a conversion price equal to (a) $0.06 or (b) eighty percent (80%) of the lowest volume weighted average price of the Company’s common stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. During the quarter ended June 30, 2007, the Company recognized embedded derivatives in the convertible debentures. (See Note 4.)

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

NOTE 4 - DERIVATIVES

Derivatives have been accounted for in accordance with SFAS 133, as amended, and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company has identified that the debentures described in Note 3 have embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the loan agreements, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133, Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”.

The embedded derivatives within the loan agreements have been recorded at fair value at the date of issuance and are marked-to-market each reporting period with changes in fair value recorded on the Company's income statement as gain (loss) on derivatives.

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock, as well as other factors. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors such as the price of the Company's stock at the balance sheet date and the amount of shares converted by note holders. Consequently, the Company's financial position and results of operations may vary from quarter-to-quarter based on conditions other than its’ operating revenues and expenses.

At June 30, 2007, the Company revalued the derivative embedded in each of the three convertible debentures at $325,891 each or a total of $977,673. As a result, the Company recognized a corresponding gain of $133,440.

At June 30, 2007, the Company also calculated a marked-to-market adjustment for the warrants issued to Cornell Capital in connection with the convertible debenture. The Company recognized a gain of $269,710 as a result of this valuation.

NOTE 5 - ACCOUNTS RECEIVABLE AND CREDIT RISK

Accounts receivable at June 30, 2007 and December 31, 2006 consist primarily of amounts due from direct retail clients of EYI.

Other Receivables

The Company also has a balance owed from two IBAs which were advanced funds pursuant to the terms of a letter agreement dated September 19, 2006 and promissory notes. As of June 30, 2007, the balance of these receivables was $75,310 and the Company has established an allowance for bad debt in the amount of $75,310.

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

NOTE 8 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. As of June 30, 2007 and December 31, 2006 the Company has not issued any preferred stock.

Common Stock

The Company is authorized to issue 3,000,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Between January 1, 2007 and June 30, 2007, the Company issued 29,781,178 common shares to Cornell Capital to retire $127,900 of convertible debt.

Between January 1, 2007 and June 30, 2007, the Company issued 13,222,841 common shares to Certain Wealth to retire $56,788 of convertible debt.

Between January 1, 2007 and June 30, 2007, the Company issued 22,915,358 common shares to TAIB Bank to retire $89,234 of convertible debt.

On January 5, 2007, the Company completed a share exchange with certain shareholders of EYI. Shareholders received 1,999,323 restricted shares of the Company in exchange for shares owned by individuals in our subsidiary, Essentially Yours Industries, Inc. Management determined that the value of the shares issued to this group was equivalent to the remaining portion of minority interest in the amount $120,7389.

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

In accordance with SFAS No. 123R, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the options for the period ended June 30, 2007: estimated risk-free interest rate of 4.625%; no dividends to be paid; estimated volatility of 134% and term of two to five years.

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

On February 1, 2007, the board of the directors of the Company approved a Stock Incentive Plan (“Plan B”) for its employees, directors and consultants. The plan is for a total of 250,000,000 restricted shares of common stock and expires February 11, 2017. On February 1, 2007 the board of directors also approved the grants of 235,000,000 stock options to officers, employees and consultants.

During the six months ended June 30, 2007, the Company recognized an expense to wages of $999,800 for all vested options.

The following table summarizes stock option activity for the six months ended June 30, 2007 and for the year ended December 31, 2006:

	Six Months Ended		12 Months Ended
	June 30, 2007		December 31, 2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	5,265,000	$0.0900	16,252,390	$0.1400
Options granted	236,255,000	$0.0052	25,000	$0.0600
Options exercised		$-		$-
Options canceled/expired	8,105,000	$0.0053	11,012,390	$0.1700
Outstanding at end of period	233,415,000	$0.0062	5,265,000	$0.0900
Exercisable at end of period	201,265,000	$0.0052	5,265,000	$0.0900

Weighted-average fair value of options granted during the period		$0.0050		$0.0600

The following table summarizes information about stock options outstanding as of June 30, 2007:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Remaining Life	Weighted-Average Exercise Price

$0.001 - $0.010	232,150,000	4.59	0.0052	200,000,000	4.59	0.0052

$0.011 - $0.22	1,265,000	1.68	0.1947	1,265,000	1.68	0.1947

Warrants

In consideration of its convertible debenture (See Note 3), the Company has also issued an aggregate of 124,062,678 common stock purchase warrants dated April 24, 2006 to Cornell, each exercisable for a period of five years commencing April 24, 2006 for the purchase of one share of common stock. The warrants provide that the holder cannot exercise the warrants to the extent such exercise would cause the holder and its’ affiliates to own more than 4.99% of our outstanding common shares. The warrants have exercise prices, subject to adjustment, ranging from $0.02 to $0.40 per share. Each warrant has “piggy back’ registration rights and shall expires five (5) years for the date of issuance, on or about April 24, 2011.

	Number of Warrants	Weighted Average Remaining Life	Average Exercise Price
Outstanding and exercisable	131,006,548	3.816	$0.09

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Purchase Agreement

On June 30, 2002, EYI entered into a distribution and license agreement with a company that gives EYI the exclusive right to market, sell and distribute certain products for a five-year renewable term. Management estimates that 69% of EYI’s sales volume results from products supplied under this licensing agreement.

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

As of the date of these financial statements, the purchase requirements have not been made. The period for which the Licensor could request payment per the penalty clause has expired for the year and prior. Accordingly, the Company has not made any accrual of license fees to its financial statements. EYI continues to purchase Nutri Diem products on a regular basis.

On June 26, 2007 the Company received notification from Nutri-Diem indicating that the purchase agreement was no longer exclusive, however the Company can still purchase and market the Nutri-Diem products.

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

Action by the State of Texas, et al

On August 25, 2006 the State of Texas filed a Plaintiffs’ First Amended Original Petition in the District Court of Travis County, Texas naming Essentially Yours Industries, Inc. A/K/A Essentially Yours Corp. A/K/A Burrard Capital, Inc. a foreign (NV) Corporation. The action arises from EYI's predecessor organization, Essentially Yours Industries, Corp., a Canadian Corporation's unpaid sales tax for the State of Texas in the amount of $179,094.84 plus interest and costs. We received a ruling dated July 18, 2007 in favor of the Company, however, the final judgment in this matter has not yet been received.

Letter from Cunningham Dalman PC

On July 16, 2007 a letter addressed to Essentially Yours Industries, Inc. was received from the law firm Cunningham Dalman PC. The firm represents several EYI distributors requesting payment of out of pocket expenses in connection with the purchase of the code blue water filtration product. We intend to vigorously defend against any potential legal claim respecting this matter.

NOTE 11 - DISCONTINUED OPERATIONS

During the year ended December 31, 2005, the Company elected to discontinue the operations of Halo Distribution LLC (hereinafter “Halo”), a subsidiary of the Company. The Company’s balance sheet reports net liabilities from discontinued operations of $375,344 as at June 30, 2007 and December 31, 2006.

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

NOTE 12 - RELATED PARTY NOTE PAYABLE

The Company issued a promissory note for a total of $50,000 in December 2003. The note is unsecured, non-interest bearing and payable upon demand. This note has a remaining balance of $50,000 at June 30, 2007.

On June 29, 2007, the Company received $30,000 in connection with an unsecured loan from a related party.

NOTE 13 - CONCENTRATIONS

Bank Accounts

The Company maintains its’ cash accounts in one commercial bank. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States. The Company also maintains funds in commercial banks in Vancouver, British Columbia, in which funds in U.S. dollars are not insured. Additionally, the Company maintains funds in Hong Kong where none of the funds are insured. At June 30, 2007 and December 31, 2006, a total of $51,313 and $56,088 respectively, was not insured.

Economic Dependence

During the year, the Company purchased approximately 69% of its’ products for resale from one company, Nutri-Diem Inc., which is the sole supplier of the Company’s flagship product Calorad. Pursuant to a purchase agreement, the Company is subject to minimum purchases per annum. (See Note 10.)

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

NOTE 15 - SUBSEQUENT EVENTS

Between July 1, 2007 and August 14, 2007, The Company issued 96,147,059 common shares to Cornell Capital to retire $105,000 of convertible debt.

Between July 1, 2007 and August 14, 2007, The Company issued 19,042,924 common shares to Certain Wealth to retire $23,565 of convertible debt.

Between July 1, 2007 and August 15, 2007, The Company issued 22,158,640 common shares to TAIB Bank to retire $27,018 of convertible debt.

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

OVERVIEW

We are in the business of selling, marketing, and distributing a product line consisting of approximately 26 products in four categories: dietary supplements, personal care products, water filtration systems and a fuel additive product. Our most successful product is Calorad, a liquid collagen-based dietary supplement presently available in the market. Our products are marketed through a network marketing program in which independent business associates ("IBAs") purchase products for resale to retail customers, as well as for their own personal use. We have a list of over 388,000 IBAs, of which approximately 9,100 we consider "active". An "active" IBA is one who has purchased our products within the preceding 12 months. Approximately 3,200 of these IBAs are considered "very active". A "very active" IBA is one who is on our Convenience Program and is current with their annual administration fee. Our Convenience Program allows our IBAs to set up a reoccurring order that is automatically shipped to them each month.

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

On an ongoing basis, we review our product line for duplication and sales trends and make adjustments accordingly. As of June 30, 2007, our product line consisted of: (i) 18 dietary supplement products; (ii) 5 personal care products, consisting primarily of cosmetic and skin care products; (iii) 2 water filtration system products; (iv)1 fuel additive product. Our products are primarily manufactured by Nutri-Diem, Inc., ("NDI") and sold by us under a license and distribution agreement with NDI. On June 26, 2007 we received correspondence from NDI with respect to our distribution and license agreement's. Effective June 1, 2007 our agreement's are no longer exclusive however, we are still permitted to sell and market products. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us. Our products are sold to our IBAs located in the United States, Canada, the Philippines and Hong Kong. Product availability may vary in each area.

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

Recent Corporate Developments

We experienced the following significant developments through the date of this filing:

•
On July 20, 2007, our wholly owned subsidiary, Essentially Yours Industries (International) Limited ("EYI INT") entered into an agreement with Mach 3 Manufacturing, LLC for the sale of the fuel additive product MACH 3 SEFS HD for use with heavy duty diesel internal combustion engines, turbines, locomotives, open combustion furnaces, boilers, power generating and marine diesel engines. The agreement is for a term of three years. On August 10, 2007 the agreement was amended to include the distribution rights in an additional 19 countries.

•
On June 26, 2007 we received correspondence from Nutri Diem Inc. ("NDI") with respect to our distribution and license agreement's with NDI. Effective June 1, 2007 our agreement's are no longer exclusive however, we are still permitted to sell and market their products.

•
On June 19, 2007, our wholly owned subsidiary, Essentially Yours Industries (Hong Kong) Limited ("EYI HK") received an initial USD$700,000 purchase order for 100,000 code blue filtration filters from Guangzhou Zhongdian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation ("CEIEC"). The purchase order is conditional upon CEIEC receiving final registration and approval from the Chinese Government. Upon receipt of the final registration and approval and payment for the purchase order, arrangements will be made to process the order.

•
On May 1, 2007, the Company entered into consulting agreements with Flaming Gorge, Inc. a company controlled by Mr. Jay Sargeant and Global Mutual Benefit Network, Inc., a company controlled by Mr. Dori O'Neill to provide consulting services to the Company for a period of five years effective May 1, 2007.

•
On April 30, 2007, we received letters from Flaming Gorge, Inc., a company controlled by Mr. Jay Sargeant and O'Neill Enterprises, Inc., a company controlled by Mr. Dori O'Neill, requesting the termination of their respective consulting agreements with the Company and requesting waiver of the one year notice requirement. The Company agreed to the termination effective April 30, 2007.

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

•
Ultimate ME2 - In October 2006, EYI signed a definitive agreement with Mach 3. Through this agreement, Mach 3 has granted EYI the right to market the fuel enhancement product Ultimate ME2 (“ME2”). ME2 is a non-polluting fuel performance additive product that enhances and creates efficient combustion that cools the engine of vehicles. Test results indicate that automobiles using ME2 will create fewer emissions for the environment, their engines will run smoother and will consume less fuel. In October 2006, EYI placed its first purchase order of the ME2 product and received delivery at the end of December. For the six month period ending June 30, 2007, this product represented approximately 22% of our overall sales.

•
Mach 3 SEFS HD - On July 20, 2007, our wholly owned subsidiary, Essentially Yours Industries (International) Limited entered into an agreement with Mach 3 Manufacturing, LLC for the sale of the fuel additive product MACH 3 SEFS HD for use with heavy duty diesel internal combustion engines, turbines, locomotives, open combustion furnaces, boilers, power generating and marine diesel engines. This agreement was amended on August 10, 2007 to include an additional 19 countries.

International Expansion. - We believe that there is a demand for our products outside of USA and Canada.  Our Hong Kong office was opened in September 2005 and during 2006, EYI entered into a definitive agreement with Orientrends, Inc. (“Orientrends”). Orientrends has opened an office which will serve as a distribution center of EYI’s products within the Philippines. EYI is continuing to work with Orientrends to establish their marketing platform, assist in training their staff and providing managerial guidance to assist with their business launch.

Additional new markets may be considered based on an evaluation of key factors such as potential market size, product demand, reception to network marketing, and review of governing regulations. We believe that we have the infrastructure to support new locations should they meet our requirements.

Distributor Commission Pay Plan Enhancement.

We offer a very competitive global sales compensation plan that pays up to 50% of the gross wholesale binary sales. Under our global compensation plan, a distributor is paid for the distributor’s own product sales and for product sales in that distributor’s downline distributor network across all geographic regions.

We periodically make modifications and enhancements to our global compensation plan to help motivate distributors. In 2007, we intend to launch a further enhancement to our commission pay plan called Environmental Hero Awards (“EHA”). This program is designed to run in conjunction with our existing compensation program and will allow eligible IBA's to generate bonuses paid from a separate pool of up to 5% of our binary product sales. Management believes that this new commission plan addendum will encourage the sales of our environmentally friendly product Ultimate ME2, as well as our other products.

In August 2007, we intend to modify the existing compensation plan by reducing the minimum business volume requirements by 50% and at the same time, reduce the associated compensation by 50%. Management believes that this modification will allow new distributors to generate their first checks much easier and quicker than with the existing requirements.

RESULTS OF OPERATIONS

Summary of Quarterly Results
	Three months ended				Six months ended
	30-Jun-07	30-Jun-06	Variance		30-Jun-07	30-Jun-06	Variance

Revenue	$1,274,005	$1,009,978	$264,027	26%	$2,455,171	$2,118,737	$336,434	16%
Cost of goods sold	$374,760	$390,896	($16,136)	-4%	$737,823	$678,848	$58,975	9%
Gross profit before commissions expense	$899,245	$619,082	$280,163	45%	$1,717,348	$1,439,889	$277,459	19%

Commission expense	$469,159	$379,274	$89,885	24%	$886,036	$764,717	$121,319	16%
Gross profit after cost of goods sold and commissions	$430,086	$239,808	$190,278	79%	$831,312	$675,172	$156,140	23%

Operating expenses	$1,047,739	$1,081,996	($34,257)	-3%	$2,884,065	$2,188,421	$692,644	32%
Operating loss	($617,653)	($842,188)	$224,535	-27%	($2,052,753)	($1,513,249)	($539,504)	36%

Revenues

During the three months ended June 30, 2007 we had total revenues of $1,274,005 as compared to revenues of $1,009,978 for the same period in 2006 which represents an increase of $264,027 or 26%. The year-to-date results for 2007 compared with 2006 indicate a 16% increase in revenue. The increase in our revenues can be primarily attributed to the following factors:

• Increase in new IBA's who paid the annual membership fees

• Increased product sales of Ultimate ME2

Gross Profit

During the three months ended June 30, 2007 as compared to the same period in 2006, we had gross profits of $430,085 and $239,808 respectively. This represents an increase of 79% or $190,278. The six month period ended June 30, 2007 compared with the same period in 2006 indicate that the gross profit has increased 23%.

Revenue by Segments

The following table summarizes our four revenue segments as a percentage of total revenue, respectively, for the periods indicated:

Revenue by Segments
	Three months ended				Six months ended
	30-Jun-07	30-Jun-06	Variance		30-Jun-07	30-Jun-06	Variance

Administration fees	$66,415	$38,971	$27,444	70%	$133,022	$78,961	$54,061	68%
Binary Sales	$930,688	$714,586	$216,102	30%	$1,766,444	$1,476,781	$289,663	20%
Direct sales	$183,578	$155,705	$27,873	18%	$355,669	$357,382	($1,713)	0%
Affiliate sales	$87,651	$99,275	($11,624)	-12%	$189,246	$199,887	($10,641)	-5%
Sales Aids	$5,673	$1,442	$4,231	293%	$10,790	$5,727	$5,063	88%

	$1,274,005	$1,009,978	$264,027	26%	$2,455,171	$2,118,737	$336,434	16%

Details of the most significant changes from the quarter and six-month period ended June 30, 2007 and June 30, 2006 are detailed below:

Administration fees - We realized a 70% increase in administration fee revenue in the June 2007 quarter over the same period in 2006. We believe that this improvement in attracting a greater number of new IBAs is related to two key factors:

•	the launch of our newest product, Ultimate ME2, and

•	improvements made to our Compensation Plan

Binary sales - The binary sales segment represents $930,688 or 73% of the total revenue earned during the quarter ended June 30, 2007, as compared to $714,586 or 71% of the total revenues earned during the quarter ended June 30, 2006. A comparison of the quarterly and six month results for 2007 and 2006 indicate an increase of 30% and 20% respectively. Management believes that the improvement in binary sales is directly related to the sales of Ultimate ME2.

Direct sales - The direct sales segment represents $183,578 or 14% of the total revenue earned during the quarter ended June 30, 2007, as compared to $155,705 or 15% of the total revenues earned during the quarter ended June 30, 2006. No commissions are paid out on direct sales.

Expenses

Operating expenses:

The following table summarizes operating expenditures for the periods indicated:

Operating Expenses
	Three months ended				Six months ended
	30-Jun-07	30-Jun-06	Variance		30-Jun-07	30-Jun-06	Variance

Consulting fees	$203,224	$224,362	($21,138)	-9%	$401,798	$484,099	($82,301)	-17%
Legal and professional fees	$42,361	$86,760	($44,399)	-51%	$68,149	$161,242	($93,093)	-58%
Customer service	$49,912	$66,587	($16,675)	-25%	$80,735	$107,003	($26,268)	-25%
Finance and administration	$289,706	$146,567	$143,139	98%	$459,071	$428,694	$30,377	7%
Sales and marketing	$24,728	$133,668	($108,940)	-82%	$49,866	$212,292	($162,426)	-77%
Telecommunications	$43,195	$34,365	$8,830	26%	$87,621	$65,025	$22,596	35%
Wages and benefits	$348,653	$321,822	$26,831	8%	$1,619,573	$599,393	$1,020,180	170%
Warehouse expense	$45,959	$67,775	($21,816)	-32%	$117,251	$130,673	($13,422)	-10%
	$1,047,738	$1,081,996	($34,258)	-3%	$2,884,064	$2,188,421	$695,643	32%

We incurred operating expenses in the amount of $1,047,738 during the three months ended June 30, 2007, compared to $1,081,996 for the three months ended June 30, 2006. The following explains the most significant changes for the periods presented:

Consulting fees - The results for the three and six months ended June 30, 2007 compared with the same periods in 2006 indicate that consulting fees decreased 9% and 17% respectively. The six month decline of 17% is due to the elimination of several consulting agreements in attempts to reduce overall expenditures.

Legal and professional fees - The results for the three and six months ended June 30, 2007 compared with the same periods in 2006 indicate that legal and professional fees decreased 51% and 58% respectively. The six month decline of 58% is primarily due to the elimination of a monthly corporate legal council agreement.

Customer Service - The results for the three and six months ended June 30, 2007 compared with the same periods in 2006 indicate that customer service expenditures decreased 25% and 25% respectively. These expenditures represent the services provided by EYI Corp. pursuant to the terms of their management agreement with our subsidiary Essentially Yours Industries, Inc. The reduction of expenditures is related to EYI utilizing other service providers to provide the services that were previously provided by EYI Corp.

Finance and administration - The results for the three and six months ended June 30, 2007 compared with the same periods in 2006 indicate that Finance and administrative fees increased 98% and 7% respectively. The increase of 98% or $143,139 is primarily attributed to a bad debt allowance established for approximately $75,000 and the balance represents the cost to fully depreciate assets purchased for the Hong Kong office.

Sales & Marketing - The Sales and Marketing expenses for the three and six months ended June 30, 2007 and June 30, 2006 decreased 82% and 77% respectively. The expenses in 2006 included the one-time fees for the Hong Kong market Grand Opening event and the registration fees associated with Code Blue for China.

Wages and benefits - The results for the three and six months ended June 30, 2007 compared with the same periods in 2006 indicate that wages and benefits increased 8% and 170% respectively. The year-to-date increase is primarily attributed to stock option issued to two executives in which approximately $1,000,000 was expensed for their vested stock options.

The following table summarizes other income and expenditures for the periods indicated:

Other Income (Expenses)
	Three months ended				Six months ended
	30-Jun-07	30-Jun-06	Variance		30-Jun-07	30-Jun-06	Variance

Interest and other income	$125	$8,830	($8,705)	-99%	$326	$243	$83	34%
Interest expense	($103,455)	($56,306)	($47,149)	84%	($202,235)	($56,734)	($145,501)	256%
Financing fees	($189,771)	($89,002)	($100,769)	113%	($426,783)	($306,937)	($119,846)	39%
Gain/(Loss) on derivative	$403,150	($1,295,508)	$1,698,658	100%	$565,885	($1,295,508)	$1,861,393	100%
Foreign currency gain (discount)	$28,313	$11,663	$16,650	143%	$34,071	$16,332	$17,739	109%
	$138,362	($1,420,323)	$1,558,685	-110%	($28,736)	($1,642,604)	$1,613,868	-98%

Other Income (Expense):

Interest expense - For the quarter ended June 30, 2007 and June 30, 2006, we expensed $103,455 and $56,306 respectively. The current year's results include the interest charged to us pursuant to our debentures with Cornell Capital, TAIB Bank, and Certain Wealth.

Financing fees - For the quarter ended June 30, 2007, we incurred total financing fees of $189,771 which relate to expenses charged pursuant to our debentures with Cornell Capital, TAIB Bank, and Certain Wealth.

Gain on derivatives - For the quarter ended June 30, 2007, the Company reported a gain on derivatives in the amount of $403,150, which is made up of the following two components:

•
At June 30, 2007, the Company revalued the derivative embedded in each of the three convertible debentures at $325,891 each or a total of $977,673. As a result, the Company recognized a corresponding gain of $133,440.

•
At June 30, 2007, the Company also calculated a marked-to-market adjustment for the warrants issued to Cornell Capital in connection with the convertible debenture. The Company recognized a gain of $269,710 as a result of this valuation.

FINANCIAL CONDITION

Cash and Working Capital

	As at	As at
Working Capital	30-Jun-07	30-Jun-06	Variance

Current assets	$943,041	$1,904,110	(961,069)	-50%
Current Liabilities	$5,650,523	$5,928,737	($278,214)	-5%
Working Capital (deficit)	($4,707,482)	($4,024,627)	($682,855)	17%

We had cash of $80,399 as at June 30, 2007, compared with cash of $901,764 as at December 31, 2006. We had a working capital deficit at June 30, 2007 and December 31, 2006 of $4,707,482 and $4,024,627 respectively.

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2007 was $820,020 compared to $2,049,838 for the comparative period in 2006, representing a decrease of $1,229,818 or 60%.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2007 was $0, compared to $5,114,565 for the six months ended June 30, 2006. Our financing activities are primarily through our financing agreements with Cornell Capital LLC, TAIB Bank, and Certain Wealth.

Financing Requirements

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we had negative working capital of approximately $4,707,000 and an accumulated deficit of approximately $20,534,000 incurred through June 30, 2007.

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

Revenue Recognition

The Company is in the business of selling nutritional products in the following categories: dietary supplements, personal care products, water filtration systems, and gas additive. Sales of personal care products and water filtration systems represent less than 5% of the overall revenue and therefore are not classified separately in the financial statements. The Company recognizes revenue from product sales when the products are shipped and title passes to the customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted to $133,022 and $78,961 for the six months ended June 30, 2007 and June 30, 2006 respectively. The total sales of the gas additive product were $547,218 and $0 for the six months ended June 30, 2007 and June 30, 2006.

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

As of June 30, 2007, we had an accumulated deficit of $20,534,464. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2006, relative to our ability to continue as a going concern. We have negative working capital of approximately $4,707,000 and an accumulated deficit incurred through June 30, 2007, which raises substantial doubt about our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Adverse Publicity With Respect To Nutritional, Personal Care, Water Filtration or Fuel Additive Products May Force Us To Curtail Or Cease Our Business Operations

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

Government Regulation By The FDA And Other Federal And State Entities Of Our Products Can Impact Our Ability To Market Products

The manufacturing, processing, formulation, packaging, labeling and advertising of nutritional products are subject to regulation by one or more federal agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the EPA and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities, as well as of foreign countries, in which our products may be sold. We may incur significant costs in complying with these regulations. In the event we cannot comply with government regulations affecting our business and products, we may be forced to curtail or cease our business operations.

On August 24, 2007, the new FDA dietary supplement GMPs will become effective. Large companies must be in compliance by June, 2008. Companies with less than 500 employees must be in compliance by June, 2009. Companies with less than 20 employees must be in compliance by June, 2010. The new regulation will require current good manufacturing practices, or cGMPs, affecting the manufacturing, packing and holding of dietary supplements. The regulation establishes standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records for handling consumer complaints related to current good manufacturing practices.

Our failure to comply with applicable FDA regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. We intend to comply with the new dietary supplement cGMPs. We recognize, however, that compliance with the new GMPs may require us to expend additional, potentially substantial, capital and resources on manufacturing controls and increased testing of raw materials and finished products in the future in order to comply with the law.

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

The FTC and certain states regulate advertising, product claims, and other consumer matters, including advertising of our products. In the past several years the FTC has instituted enforcement actions against several dietary supplement companies for false or deceptive advertising of certain products. We provide no assurance that:

•	the FTC will not question our past or future advertising or other operations; or

•	a state will not interpret product claims presumptively valid under federal law as illegal under that state's regulations.

Also, our IBAs and their customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices. These agencies may take action on their own initiative or on a referral from IBAs, consumers or others. If taken, such actions may result in:

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

A large portion of our sales is attributable to Calorad, if Calorad loses market share or loses favor in the marketplace, our financial results will suffer

A significant portion of our net sales is expected to be dependent upon our Calorad product. Calorad has traditionally represented more than 50% of our net sales and, although we hope to expand and diversify our product offerings, Calorad is expected to provide a large portion of our net sales in the foreseeable future. If Calorad loses market share or loses favor in the marketplace, our financial results will suffer.

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

We have no manufacturing facilities and have no present intention to manufacture any of our dietary supplement and personal care products. We are dependent upon relationships with independent manufacturers to fulfill our product needs. NDI manufactures and supplies more than 69% of our products. We have contracts with NDI that require us to purchase set amounts of its manufactured products for at least the next five years and possibly the next ten years. On June 26, 2007 we received notification from NDI that as we did not meet the product order requirements and therefore our agreement is no longer exclusive and may cause Calorad sales to decrease. In addition, we must be able to obtain our dietary supplement and personal care products at a cost that permits us to charge a price acceptable to the customer, while also accommodating distribution costs and third party sales compensation. Competitors who do own their own manufacturing may have an advantage over us with respect to pricing, availability of product and in other areas through their control of the manufacturing process. In addition, if we are forced to hold larger quantities of inventory, we face the risk that our inventory becomes obsolete with the passage of large amounts of time.

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

Action by The State of Texas, et al

On August 25, 2006 the State of Texas filed a Plaintiffs' First Amended Original Petition in the District Court of Travis County, Texas naming Essentially Yours Industries, Inc. A/K/A Essentially Yours Corp. A/K/A Burrard Capital, Inc. a foreign (NV) Corporation. The action arises from EYI's predecessor organization, Essentially Yours Industries, Corp., a Canadian Corporation's unpaid sales tax for the State of Texas in the amount of $179,094.84 plus interest and costs. A hearing on this matter has been set for June 11, 2007 at 9:00 am at the District Court of Travis County, Texas. We received a ruling dated July 18, 2007 in favor of EYI however, the final judgment in this matter has not yet been received.

Letter from Cunningham Dalman PC

On July 16, 2007 a letter addressed to Essentially Yours Industries, Inc. was received from the law firm Cunningham Dalman PC. The firm represents several EYI distributors requesting payment of out of pocket expenses in connection with the purchase of the code blue water filtration product. We intend to vigorously defend against any potential legal claim respecting this matter.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Nil.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.            OTHER INFORMATION.

None.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)

3.2	Certificate of Amendment to Articles of Incorporation dated December 29, 2003.(11)

3.3	Certificate of Amendment to Articles of Incorporation dated December 31, 2003.(11)

3.4	Bylaws.(1)

3.5	Amended Bylaws. (12)

3.6	Certificate of Amendment to Articles of Incorporation dated March 30, 2006

10.1	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and Flaming Gorge, Inc.(1)

10.2	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and O’Neill Enterprises, Inc.(1)

10.3	Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, A Nevada corporation, and certain shareholders of EYI Industries, Inc., A Nevada corporation.(5)

10.4	Stock Compensation Program(4)

10.5	Consulting Agreement dated December 27, 2003 between Rajesh Raniga Inc. and Safe ID Corporation.(6)

10.6	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and O’Neill Enterprises Inc.(6)

10.7	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and Flaming Gorge, Inc. (6)

10.8	Addendum to the Distribution and License Agreement between Essentially Yours Industries, Inc. and Nutri-Diem Inc. dated April 30, 2004.(6)

10.9	Letter Agreement dated May 4, 2004 between Eye Wonder, Inc. and EYI Industries, Inc.(6)

10.10	Standby Equity Distribution Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.11	Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.12	Escrow Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.13	Placement Agent Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.14	Compensation Debenture, dated June 22, 2004(7)

10.15	Securities Purchase Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.16	Investor Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.17	Security Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

Exhibit Number	Description of Exhibit
10.18	Irrevocable Transfer Agent Instructions, dated June 22, 2004, by and among EYI Industries, Inc., Cornell Capital Partners, LP and Corporate Stock Transfer(6)

10.19	Escrow Agreement, dated June 22, 2004 by and among EYI Industries, Inc., Cornell Capital Partners, L.P. and Butler Gonzalez, LLP(6)

10.20	Form of Secured Convertible Debenture(6)

10.21	Form of Warrant(7)

10.22	Letter Agreement dated May 25, 2004 between EYI Industries, Inc. and Source Capital Group, Inc.(8)

10.23	Lease Agreement dated May 1, 2003 among 468058 B.C. Ltd., 642706 B.C. Ltd., Essentially Yours Industries Corp., and Essentially Yours Industries, Inc. (8)

10.24	5% Secured Convertible Debenture dated September 24, 2004 between EYI Industries, Inc. and Cornell Capital Partners, LP(8)

10.25	5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. and Kent Chou(8)

10.26	5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. Taib Bank, E.C.(8)

10.27	Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Taib Bank, E.C. (8)

10.28	Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Kent Chou(8)

10.29	Joint Venture Agreement dated May 28, 2004 between EYI Industries, Inc., World Wide Buyer’s Club Inc. and Supra Group, Inc.(9)

10.30	Indenture of Lease Agreement dated January 3, 2005 between Golden Plaza Company Ltd., 681563 B.C. Ltd., and 642706 B.C. Ltd.(10)

10.31	Consulting Services Agreement dated March 5, 2004 between EYI Industries, Inc. and EQUIS Capital Corp.(13)

10.32	Letter dated May 25, 2004 between Source Capital Group, Inc. and EYI Industries, Inc.(14)

10.33	Consulting Agreement dated April 1, 2004 between EYI Industries, Inc. and Daniel Matos(14)

10.34	Loan Agreement between Janet Carpenter and EYI Industries, Inc., dated February 10, 2005(15)

10.35	Promissory Note dated February 10, 2005 between Janet Carpenter and EYI Industries(15)

10.36	Bonus Share Agreement between Janet Carpenter and EYI Industries, Inc. dated February 14, 2005(15)

10.37	Pledge and Escrow Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP and David Gonzalez. (15)

10.38	Guaranty Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP(15)

10.39	Secured Promissory Note dated February 24, 2005 between EYI Industries, Inc. and Cornell Capital Partners, LP(15)

10.40	Agreement dated April 22, 2005 between Essentially Yours Industries Inc. and Source 1 Fulfillment(15)

10.41	Reseller Agreement dated May 11, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (16)

10.42	Termination Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.43	Standby Equity Distribution Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.44	Registration Rights Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.45	Escrow Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.46	Placement Agent Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.47	Consulting Agreement dated June 1, 2005 between EYI Industries, Inc. and Eliza Fung(18)

10.48	Addendum to the Reseller Agreement dated June 1, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (18)

10.49	Non-Circumvention and Non-Disclosure Agreement dated July 14, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (18)

10.50	Promissory Note dated August 1, 2005 between EYI Industries Inc. and Cornell capital Partners, LP(18)

10.51	Investor Relations Agreement dated July 28, 2005 between EYI Industries, Inc. and Agora Investor Relations Corp. (18)

10.52	China Agency Agreement entered into with Guanghzhou Zhongdian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation. Dated September 15, 2005(19)

10.53	Logistics Management Agreement dated September 1, 2005 between Essentially Yours Industries (Hong Kong) Limited and All In One Global Logistics Ltd. (20)

10.54	Contract for Legal Services dated September 1, 2005 between EYI Industries Inc. and M. Ali Lakhani Law Corporation(21)

10.55	Amended Investor Relations Agreement dated October 5, 2005 between EYI Industries, Inc. and Agora Investor Relations Corp. (22)

10.56	Settlement Agreement dated December 21, 2005 between EYI Industries, Inc., Halo Distribution, LLC and Business Centers, LLC

10.57	Global Consulting Group Agreement dated January 19, 2006 entered into with Global Consulting Group Inc. and EYI Industries Inc.

Exhibit Number	Description of Exhibit
10.58	Consulting Agreement dated January 27, 2006 entered into with Lou Prescott and Essentially Yours Industries, Inc.

10.59	Termination Agreement dated April 3, 2006 between EYI Industries Inc. and Cornell Capital Partners, LP (25)

10.60	Letter of Intent dated April 6, 2006 between Essentially Yours Industries (International) Limited and Rommel Panganiban and Raul Batista (25)

10.61	Securities Purchase Agreement, dated as of April 24, 2006, by and between EYI Industries, Inc. and the Buyers listed therein(24)

10.62	Registration Rights Agreement, dated as of April 24, 2006, by and between EYI Industries, Inc. and the Buyers listed therein(24)

10.63	$750,000 Secured Convertible Debenture No. CCP-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.64	$333,333 Secured Convertible Debenture CW-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.65	$416,667 Secured Convertible Debenture TAIB-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.66	Security Agreement, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.67	Warrant No. CCP-001, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.68	Warrant No. CCP-002, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.69	Warrant No. CCP-003, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.70	Warrant No. CCP-004, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.71	Warrant No. CCP-005, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.72	Warrant No. CCP-006, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.73	Warrant No. CCP-007, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.74	Warrant, No. CCP-008, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.75	Warrant No. CCP-009, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.76	Warrant No. CCP-010, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.77	Warrant No. CCP-011, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.78	Warrant No. CCP-012, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.79	Warrant No. CCP-013, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.80	Warrant No. CCP-014, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.81	Warrant No. CCP-015, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.82	Warrant No. CCP-016, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.83	Warrant No. CCP-017, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

Exhibit Number	Description of Exhibit
10.84	Irrevocable Transfer Agent Instructions, dated April 24, 2006, by and among the Company, the Buyers listed therein and Corporate Stock Transfer, Inc. (24)

10.85	Consulting Agreement dated May 1, 2006 between Essentially Yours Industries (Hong Kong) Limited and Siu Chung (Freeda) Chan (25)

10.86	Amended Logistics Management Agreement dated May 1, 2006 between Essentially Yours Industries (Hong Kong) Limited and All In One Global Logistics Ltd. (29)

10.87	Distribution Agreement dated May 17, 2006 between Essentially Yours Industries (Hong Kong) Limited and Nozin, LLC(27)

10.88	Consulting Agreement dated July 1, 2006 between Essentially Yours Industries, Inc. and James Toll(29)

10.89	Letters dated July 12, 2006 and July 14, 2006 from Metals & Arsenic Removal Technology(29)

10.90	Addendum to the China Agency Agreement dated September 15, 2005 between EYI HK and Guangzhou Zhondian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation (28)

10.91	Consignment and Distribution Agreement dated September 20, 2006 between Essentially Yours Industries (International) Limited and Orientrends, Inc. (32)

10.92	Investor Relations Agreement between EYI Industries, Inc and Agoracom Investor Relations Corp. (32)

10.93	Settlement Agreement dated September 1, 2006 between Barry LaRose, Jay Sargeant and EYI Industries Inc. (32)

10.94	Settlement Agreement and Release dated September 5, 2006 (32)

10.95	Letter Agreement dated September 19, 2006 between Essentially Yours Industries, Inc., James Toll and Fred Erickson(30)

10.96	Agreement between Essentially Yours Industries, Inc. and Mach 3 Technologies Group, LLC(31)

10.97	Agreement dated October 27, 2006 between Essentially Yours Industries, Inc. and Global Trends, Inc. (36)

10.98	Agreement dated November 28, 2006 between Essentially Yours Industries, Inc. and Mach 3 Technologies Group, LLC(33)

10.98	Agreement dated January 23, 2007 between Essentially Yours Industries, Inc. and Colossal Head Communications(34)

10.99	Agreement dated January 1, 2007 between Essentially Yours Industries, Inc. and New U, Inc. (36)

10.100	Share Exchange Agreement dated January 5, 2007 between the Company and EYI Shareholders(36)

10.101	Stock Incentive Plan(35)

10.102	Promissory Note dated April 14, 2007 between EYI Industries, Inc. and Janet Carpenter(38)

10.103	Termination Letter from Flaming Gorge, Inc. dated April 30, 2007(37)

10.104	Termination Letter from O'Neill Enterprises, Inc. dated April 30, 2007(37)

10.105	Consulting Agreement dated May 1, 2007 between the Company and Flaming Gorge, Inc. (37)

10.106	Consulting Agreement dated May 1, 2007 between the Company and Global Mutual Benefit Network, Inc. (37)

10.107	Letter dated June 26, 2007 received from Nutri-Diem Inc.(39)

10.108	Agreement dated July 20, 2007 between Essentially Yours Industries (International) Limited and Mach 3 Manufacturing, LLC(40)

14.1	Code of Ethics(5)

21.1	List of Subsidiaries(23)

23.1	Consent of Williams & Webster, P.S.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the registration statement on Form 10-SB/A of Safe ID Corporation, filed with the SEC on September 21, 2000.

(2)	Filed as an exhibit to the registration statement on Form SB-2 of Essentially Yours Industries, Inc., filed with the SEC on November 12, 2002.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 8, 2004.

(4)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on March 30, 2004.

(5)	Filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004.

(6)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2004, filed with the SEC on May 24, 2004.

(7)	Filed as an exhibit to our registration statement on Form SB-2, filed with the SEC on September 17, 2004.

(8)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.

(9)	Filed as an exhibit to our Amendment No. 1 to our registration statement on Form SB-2 on December 23, 2004.

(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 12, 2005.

(11)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.

(12)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 10, 2005.

(13)	Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended March 31, 2004, filed with the SEC on December 15, 2004.

(14)	Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended June 30, 2004, filed with the SEC on December 15, 2004.

(15)	Filed as an exhibit to our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the SEC on April 18, 2005.

(16)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 17, 2005.

(17)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2005, filed with the SEC on May 20, 2005

(18)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended June 30, 2005, filed with the SEC on August 19, 2005

(19)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 27, 2005

(20)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005

(21)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005

(22)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005

(23)	Filed as an exhibit to our annual report on Form 10-KSB for the period ended December 31, 2006, filed with the SEC on April 2, 2007.

(24)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 28, 2006.

(25)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2006, filed with the SEC on May 16, 2006.

(26)	Filed as an exhibit to our registration statement on Form SB-2/A on June 21, 2006.

(27)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 28, 2006

(28)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 3, 2006

(29)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2006, filed with the SEC on August 21, 2006

(30)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 25, 2006

(31)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 16, 2006

(32)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2006, filed with the SEC on November 20, 2006

(33)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on December 19, 2006

(34)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on February 2, 2007

(35)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on February 13, 2007

(36)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on April 2, 2007

(37)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 3, 2007

(38)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2007, filed with the SEC on May 15, 2007

(39)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on July 9, 2007

(40)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on July 25, 2007

(b) Reports on Form 8-K:

Date of SEC filing of Form 8-K	Description of the Form 8-K
May 3, 2007	Disclosure of Termination and Entry into Material Definitive Agreements

June 19, 2007	Disclosure of other event

July 9, 2007	Regulation FD Disclosure

July 25, 2007	Disclosure of Material Definitive Agreement

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYI INDUSTRIES, INC.

By: /s/ Jay Sargeant
Jay Sargeant President, Chief Executive Officer, and Director (Principal Executive Officer) Date: August 16, 2007

By: /s/ Rajesh Raniga
Rajesh Raniga Chief Financial Officer (Principal Accounting Officer) Date: August 16, 2007