Form 10QSB
period 2007-09-30
EYI INDUSTRIES INC.
filed 2007-11-14
CIK 1104120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 842,267,557 shares of common stock issued and outstanding as of November 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarterly period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

As used in this quarterly report, the terms "we", "us", "our", “EYI” and "our company" mean EYI Industries, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

EYI INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$85,895	$901,764
Accounts receivable, net of allowance	21,167	18,425
Other accounts receivables	-	67,582
Prepaid expenses	98,429	181,048
Inventory	601,449	735,291
TOTAL CURRENT ASSETS	806,940	1,904,110
OTHER ASSETS
Property, plant and equipment, net	51,020	77,452
Deposits	49,459	46,432
TOTAL OTHER ASSETS	100,479	123,884
INTANGIBLE ASSETS	11,158	12,829
TOTAL ASSETS	$918,577	$2,040,823
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,641,585	$1,427,214
Accounts payable - related parties	516,411	439,256
Interest payable, convertible debt	532,240	252,326
Convertible debt, net of discount	1,980,723	2,456,311
Derivative on convertible debt	885,818	1,303,630
Notes payable - related party	111,431	50,000
TOTAL CURRENT LIABILITIES	5,668,208	5,928,737
Net liabilities from discontinued operations	375,344	375,344
MINORITY INTEREST IN SUBSIDIARY	-	120,739
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 3,000,000,000 shares authorized, 642,592,839 and 345,675,516 shares issued and outstanding, respectively	642,593	345,675
Additional paid-in capital	10,206,048	9,536,004
Stock options and warrants	5,182,104	4,382,299
Subscription receivable	(180,000)	(195,000)
Accumulated deficit	(20,975,720)	(18,452,975)
TOTAL STOCKHOLDERS' DEFICIT	(5,124,975)	(4,383,997)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$918,577	$2,040,823

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE, NET OF RETURNS AND ALLOWANCES	$1,056,952	$949,429	$3,512,123	$3,068,166

COST OF GOODS SOLD	334,932	268,763	1,072,755	947,611

GROSS PROFIT BEFORE COMMISSION EXPENSE	722,020	680,666	2,439,368	2,120,555

COMMISSION EXPENSE	406,235	355,556	1,292,271	1,120,273

GROSS PROFIT AFTER COST OF GOODS SOLD
AND COMMISSION EXPENSE	315,785	325,110	1,147,097	1,000,282

OPERATING EXPENSES
Consulting fees	197,673	259,639	599,471	743,738
Legal and professional fees	30,451	266,908	98,600	428,150
Customer service	55,880	62,718	136,615	169,721
Finance and administration	145,298	214,835	604,370	643,529
Sales and marketing	25,269	59,339	75,134	271,631
Telecommunications	40,938	32,930	128,559	97,955
Wages and benefits	236,964	264,899	1,856,538	864,292
Warehouse expense	28,596	98,995	145,847	229,668
TOTAL OPERATING EXPENSES	761,069	1,260,263	3,645,134	3,448,684

LOSS FROM OPERATIONS	(445,284)	(935,153)	(2,498,037)	(2,448,403)

OTHER INCOME (EXPENSES)
Interest and other income	178	2,162	504	2,405
Interest expense	(98,217)	(117,803)	(300,452)	(174,537)
Financing fees	(297,355)	(285,534)	(724,138)	(592,471)
Loss on derivatives	374,430	(1,731,034)	940,316	(3,026,542)
Foreign currency gain (discount)	23,058	5,587	57,129	21,919
TOTAL OTHER INCOME (EXPENSES)	2,095	(2,126,622)	(26,641)	(3,769,226)

NET LOSS BEFORE TAXES	(443,188)	(3,061,775)	(2,524,678)	(6,217,628)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST	(443,188)	(3,061,775)	(2,524,678)	(6,217,628)

ALLOCATION OF LOSS TO MINORITY INTEREST	-	59,705	-	121,244
ALLOCATION OF LOSS TO DISCONTINUED OPERATIONS	-	-	-	-

NET LOSS	$(443,188)	$(3,002,070)	(2,524,678)	$(6,096,384)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR BASIC AND DILUTED CALCULATION	572,059,506	286,014,193	449,615,979	286,014,193

The accompanying condensed notes are an integral part of these financial statements.

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional
	Number of		Paid-in	Subscription	Option/	Retained
	Shares	Amount	Capital	Receivable	Warrants	Earnings	Total

Balance, December 31, 2005	217,600,875	$217,600	$6,155,518	$(195,000)	$2,698,984	$(11,347,215)	$(2,470,113)
Vested stock options issued for consulting at an average price of $0.20 per share	-	-	-	-	3,750	-	3,750
Stock issued to Cornell in exchange for $1,084,565 pursuant
to SEDA	42,941,686	42,942	1,041,623	-	-	-	1,084,565
Shares returned to treasury	(268,639)	(269)	269	-	-	-	-
Beneficial conversion of convertible debt	-	-	200,207	-	-	-	200,207
Warrants issued to Cornell Capital for financing
services	-	-	-	-	3,148,413	-	3,148,413
Vested stock options issued for consulting at $0.10
per share	-	-	-	-	5,000	-	5,000
Vested stock options issued to employees at $0.02
per share	-	-	-	-	1,400	-	1,400
Expired consultant stock options	-	-	961,300	-	(961,300)	-	-
Expired employee stock options	-	-	311,717	-	(311,717)	-	-
Vested stock options issued to employees at $0.06
per share	-	-	-	-	40	-	40
Expired consultant stock options	-	-	38,500	-	(38,500)	-	-
Expired employee stock options	-	-	99,988	-	(99,988)	-	-
Beneficial conversion of convertible debt	-	-	67,604	-	-	-	67,604
Stock issued to Cornell to retire portion of debenture	34,095,618	34,096	182,140	-	-	-	216,236
Stock issued to Certain Wealth to retire portion
of debenture	22,430,351	22,430	104,195	-	-	-	126,625
Stock issued to TAIB Bank to retire portion of debenture	28,058,371	28,058	130,403	-	-	-	158,461
Vested stock options issued to employees at $0.06
per share	-	-	-	-	1,415	-	1,415
Warrants issued to a consulting firm for services services	-	-	-	-	862	-	862
Warrants issued to a manufacturer
for services	-	-	-	-	1,440	-	1,440
Expired consultant stock options	-	-	30,000	-	(30,000)	-	-
Expired employee stock options	-	-	37,500	-	(37,500)	-	-
Beneficial conversion of convertible debt	-	-	170,669	-	-	-	170,669
Restricted shares issued to a consultant at $0.006	500,000	500	2,500	-	-	-	3,000
Restricted shares issued to a consultant at $0.0069	317,254	317	1,872	-	-	-	2,189
Net loss for year ended December 31, 2006	-	-	-	-	-	(7,105,759)	(7,105,759)

Balance, December 31, 2006	345,675,516	$345,675	$9,536,004	$(195,000)	$4,382,299	$(18,452,975)	$(4,383,997)
Expired employee stock options	-	-	180,000	-	(180,000)	-	-
Stock issued to Cornell to retire portion of debenture	15,908,008	15,908	54,092	-	-	-	70,000
Stock issued to Certain Wealth to retire portion
of debenture	7,063,155	7,063	24,017	-	-	-	31,080
Stock issued to TAIB Bank to retire portion of debenture	8,844,852	8,845	30,075	-	-	-	38,920
Vested stock options issued to employees at $0.06
per share	-	-	-	-	25	-	25
Vested stock options issued to employees at $0.0052
per share	-	-	-	-	999,800	-	999,800
Beneficial conversion of convertible debt	-	-	46,924	-	-	-	46,924
Stock issued in exchange for shares in subsidiary	1,999,323	2,000	118,739	-	-	-	120,738
Expired consultant stock options	-	-	20,000	-	(20,000)	-	-
Expired employee stock options	-	-	-	-	(25)	-	(25)
Beneficial conversion of convertible debt	-	-	49,044	-	-	-	49,044
Stock issued to Cornell to retire portion of debenture	13,873,170	13,873	44,027	-	-	-	57,900
Stock issued to Certain Wealth to retire portion of debenture	6,159,686	6,160	19,548	-	-	-	25,708
Stock issued to TAIB Bank to retire portion of debenture	14,070,506	14,071	36,243	-	-	-	50,314
Cornell conversion adjustment	-	-	4,540	-	-	-	4,540
Vested stock options issued to employees at $0.06 per share	-	-	-	-	16	-	16
Canceled employee stock options	-	-	-	-	(10)	-	(10)
Beneficial conversion of convertible debt	-	-	49,059	-	-		49,059
Stock issued to Cornell to retire portion of debenture	149,147,059	149,147	8,853	-	-	-	158,000
Stock issued to Certain Wealth to retire portion of debenture	36,842,924	36,843	4,522		-	-	41,365
Stock issued to TAIB Bank to retire portion of debenture	43,008,640	43,009	4,859	-	-	-	47,868
Employee transferred shares to EYI Industries in lieu retired debt valued at $24,500	-	-	-24500	15000	-	-	(9,500)
EEPI common stock issued to a consultant for services	-	-	-	-	-	1933	1933
Net loss for nine months ended September 30, 2007 (Unaudited)	-	-	-	-	-	(2,524,677)	(2,524,677)
Balance, September 30, 2007 (Unaudited)	642,592,839	$642,593	$10,206,048	$(180,000)	$5,182,107	$(20,975,720)	$(5,124,975)

EYI INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(2,524,678)	$(6,096,383)
Loss allocated to minority interest	-	121,244
	(2,524,678)	(6,217,627)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	31,063	16,007
EEPI stock issued for consulting service	1,933	-
Stock and warrants issued for employee compensation and consulting	999,806	10,190
Loss (gain) on valuation of derivative	(940,315)	3,026,541
Debt retired in lieu of returned stock	(9,500)	-
Beneficial conversion of convertible debt	145,028	267,811
Discount recognized on convertible debt	572,610	267,931
Decrease (increase) in:
Accounts receivable	(2,742)	12,590
Related party receivables	-	(31,250)
Accounts receivable - other	67,581	-
Prepaid expenses	82,618	(85,408)
Inventory	133,842	(216,377)
Deposits	(3,027)	41,592
Increase (decrease) in:
Accounts payable and accrued liabilities	214,372	(554,527)
Accounts payable - related parties	77,155	132,111
Notes payable related party	61,431	(40,000)
Interest payable, convertible debt	279,915	149,681
Net cash used by operating activities	(812,908)	(3,220,736)
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Decrease (increase) in property, plant, and equipment	(2,961)	(40,393)
Net cash provided by investing activities	(2,961)	(40,393)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Proceeds from Cornell SEDA	-	1,084,565
Net proceeds from convertible debt	-	4,030,000
Net cash used by financing activities	-	5,114,565
Net increase in cash and cash equivalents	(815,869)	1,853,436
CASH - Beginning of Year	901,764	25,639
CASH - End of Period	$85,895	$1,879,075
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$300,452	$174,537
Income taxes paid	$-	$-
Stock options and warrants vested for consulting and compensation	999,806	10,190
EEPI stock issued for consulting service	1,933	-
Beneficial conversion of convertible debt	145,028	267,811
Gain on valuation of derivative	940,315	(3,026,541)
Discount recognized on convertible debt	572,610	267,931

The accompanying condensed notes are an integral part of these financial statements.

NOTE 1 - DESCRIPTION OF BUSINESS

Essentially Yours Industries, Inc. (hereinafter “EYI”) was incorporated on June 21, 2002 in the State of Nevada. The main business activities of EYI were acquired through a merger with the former entity, Burrard Capital, Inc., and other entities concerning EYI’s reorganization. On December 31, 2003, EYI entered into a share exchange agreement of its’ stock with Safe ID Corporation (hereinafter “Safe ID”). This transaction was accounted for as a share exchange and recapitalization. As a result of this transaction, Safe ID changed its’ name to EYI Industries, Inc. (hereinafter “the Company”) and is acting as the parent holding company for the operating subsidiaries.

The principal business of the Company is the marketing of health and wellness care products, a water filtration system, and fuel additive products. The Company primarily sells its’ products through network marketing distributors, who in turn sell to the end customers. The Company also sells product directly and through affiliates. The Company maintains its’ principal business office in Burnaby, British Columbia. Effective for the period ended December 31, 2003, the Company elected to change its year-end from June 30 to December 31.

The Company has five wholly owned subsidiaries. The first subsidiary is Halo Distribution LLC (hereinafter “Halo”), which was organized on January 15, 1999, in the State of Kentucky. Halo was the distribution center for the Company’s product, in addition to other products, until April 30, 2005 at which time the Company made the decision to discontinue its’ operations. The second subsidiary is RGM International Inc., which was incorporated on July 3, 1997, in the State of Nevada. RGM International Inc. is a dormant investment company which owns one percent of Halo. The third subsidiary is Essentially Yours Industries (Canada) Inc. (hereinafter “EYI Canada”), which was incorporated on September 13, 2002, in Canada. EYI Canada markets health and wellness care products and a fuel additive product for use in Canada. The fourth subsidiary is 642706 B.C. Ltd., doing business as EYI Management, which was organized on February 22, 2002, in the province of British Columbia, Canada. EYI Management provides accounting, customer service and marketing services to the consolidated entity. The fifth subsidiary is Essentially Yours Industries (Hong Kong) Limited (hereinafter “EYI HK”). EYI HK was organized on August 23, 2005 in Hong Kong. EYI HK markets health and wellness care products for use in Hong Kong and China. In addition, the Company owns approximately 99% of Essentially Yours Industries, Inc. (“EYI”), which was incorporated on June 21, 2002 in the State of Nevada. EYI markets health and wellness care products and a fuel additive product for use in USA. The Company also owns 51% of World Wide Buyers’ Club Inc. (hereinafter “WWBC”), a Nevada corporation, which was organized by a joint venture agreement effective May 6, 2004.

The Company also owns approximately 95% of Essential Environmental Products (International) Limited (hereinafter “EEPI INTL”) which was formerly named Essentially Yours Industries (International) Limited (“EYI INTL”). EEPI INTL also has two wholly owned subsidiaries. The first subsidiary is EEPI (Canada) Inc. (hereinafter “EEPI Canada”) which was organized on September 11, 2007, in the province of British Columbia, Canada. EEPI Canada markets a commercial grade fuel additive product for use in Canada and provides training programs. The second subsidiary is EEPI US Inc. (hereinafter “EEPI USA”) which was organized on September 12, 2007, in the state of Nevada. EEPI USA markets a commercial grade fuel additive product for use in the US.

Basis of Presentation

The accompanying interim condensed financial statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. As said, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements for the year ended December 31, 2006. In the opinion of management, all required adjustments which consist of normal recurring accruals have been made to the financial statements. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

Concentration of Credit Risk

The Company maintains its’ cash in one US commercial bank and two foreign commercial banks. Although the financial institution is considered creditworthy, at September 30, 2007 the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $90,020 (see Note 13).

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

The Company has determined that derivatives existed because of features of the convertible debt as of the balance sheet date of September 30, 2007 and December 31, 2006 (See Note 4.)

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2007 and December 31, 2006.

Inventory

The Company records inventories at the lower of cost or market on a first-in, first-out basis. The Company’s product inventory is reviewed each month and also when the re-order of the product is necessary. On a monthly basis, the Company’s inventory is reviewed based on the expiration of our existing inventory. Product that has a shelf-life of less than 60 days is written off or discounted. An allowance is also accrued for products that may not be sold within its’ shelf-life and based on current sales trends. The Company expensed $21,943 and $48,981 for the nine months ended September 30, 2007 and twelve months ended December 31, 2006 respectively.

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

Revenue Recognition

The Company is in the business of selling products in the following categories: dietary supplements, personal care products, water filtration systems, and gas additive. Sales of personal care products and water filtration systems represent less than 5% of the overall revenue and therefore are not classified separately in the financial statements. The Company recognizes revenue from product sales when the products are shipped and title passes to the customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted to $168,117 and $111,581 for the nine months ended September 30, 2007 and September 30, 2006 respectively. The total sales of the gas additive product were $831,214 and $0 for the nine months ended September 30, 2007 and September 30, 2006, respectively, under this policy.

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

Going Concern

As shown in the accompanying financial statements, the Company had negative working capital of approximately $4,861,000 and an accumulated deficit at September 30, 2007. The Company also has a history of recurring losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 - CONVERTIBLE DEBT

On April 24, 2006 the Company entered into a securities purchase agreement with Cornell, TAIB Bank, and Certain Wealth (collectively the “Buyers” and together with the Company, the “Parties”). Pursuant to these agreement, the Company issued to the Buyers, convertible debentures in the aggregate principal amount of four million five hundred thousand dollars ($4,500,000), plus accrued interest, which are convertible into shares of the Company’s common stock, par value $0.001, at the Buyers discretion. Of this aggregate amount, (a) one million five hundred thousand dollars ($1,500,000) was funded on April 28, 2006, (b) one million five hundred thousand dollars ($1,500,000) was funded on June 8, 2006 and (c) one million five hundred thousand dollars ($1,500,000) was funded on June 20, 2007 which was two business days prior to the date that our registration statement was declared effective by the SEC.

The debentures mature on April 24, 2009, accrue interest at an annual rate of ten percent (10%) and are convertible into shares of the Company’s common stock at the option of the holder, in whole or in part at any time and from time to time, at a conversion price equal to (a) $0.06 or (b) eighty percent (80%) of the lowest volume weighted average price of the Company’s common stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP. During the quarter ended September 30, 2007, the Company recognized embedded derivatives in the convertible debentures. (See Note 4.)

The Company also executed a registration rights agreement whereby the Company agreed to provide certain registration rights to the Investors. The Parties have also executed a security agreement, whereby the Company has agreed to provide to the Buyers, a security interest in pledged collateral to secure the Company’s obligations under the debentures, the securities purchase agreement, the investor registration rights agreement, the irrevocable transfer agent instructions, the security agreement, or any other obligations of the Company to the Buyer.

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

At September 30, 2007, the Company revalued the derivative embedded in each of the three convertible debentures at $289,415 each or a total of $868,245. As a result, the Company recognized a corresponding gain of $109,428.

At September 30, 2007, the Company also calculated a marked-to-market adjustment for the warrants issued to Cornell Capital in connection with the convertible debenture. The Company recognized a gain of $265,002 as a result of this valuation.

NOTE 5 - ACCOUNTS RECEIVABLE AND CREDIT RISK

Accounts receivable at September 30, 2007 and December 31, 2006 consist primarily of amounts due from direct retail clients of EYI.

Other Receivables

The Company has a balance owed from two Independent Business Associates (“IBAs”) which were advanced funds pursuant to the terms of a letter agreement dated September 19, 2006 and promissory notes. As of September 30, 2007, the balance of these receivables was $75,310 and the Company has established an allowance for bad debt in the amount of $75,310.

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

NOTE 8 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. As of September 30, 2007 and December 31, 2006 the Company has not issued any preferred stock.

Common Stock

The Company is authorized to issue 3,000,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Between July 1, 2007 and September 30, 2007, the Company issued 149,147,059 common shares to Cornell Capital to retire $158,000 of convertible debt.

Between July 1, 2007 and September 30, 2007, the Company issued 36,842,924 common shares to Certain Wealth to retire $41,365 of convertible debt.

Between July 1, 2007 and September 30, 2007, the Company issued 43,008,640 common shares to TAIB Bank to retire $47,868 of convertible debt.

On January 5, 2007, the Company completed a share exchange with certain shareholders of EYI. Shareholders received 1,999,323 restricted shares of the Company in exchange for shares owned by individuals in our subsidiary, Essentially Yours Industries, Inc. Management determined that the value of the shares issued to this group was equivalent to the remaining portion of minority interest in the amount $120,738.

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

In accordance with SFAS No. 123R, the fair value of stock options and warrants granted are estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to value the options for the period ended September 30, 2007: estimated risk-free interest rate of 4.625%; no dividends to be paid; estimated volatility of 134% and term of two to five years.

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

On February 1, 2007 the board of directors also approved the grants of 235,000,000 stock options to officers, employees and consultants.

During the nine months ended September 30, 2007, the Company recognized an expense to wages of $999,806 for all vested options.

The following table summarizes stock option activity for the nine months ended September 30, 2007 and for the years ended December 31, 2006:

	Nine Months Ended		12 Months Ended
	September 30, 2007		December 31, 2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	5,265,000	$0.0900	16,252,390	$0.1400
Options granted	236,255,000	$0.0052	25,000	$0.0600
Options exercised		$-	-	$-
Options canceled/expired	8,360,000	$0.0053	11,012,390	$0.1700
Outstanding at end of period	233,160,000	$0.0062	5,265,000	$0.0900
Exercisable at end of period	201,275,000	$0.0052	5,265,000	$0.0900

Weighted-average fair value of options
granted during the period		$0.0050		$0.0600

The following table summarizes information about stock options outstanding as of September 30, 2007:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Remaining Life	Weighted-Average Exercise Price
$0.001 - $0.010	231,900,000	4.34	0.0052	200,000,000	4.34	0.0052

$0.011 - $0.22	1,275,000	1.43	0.1936	1,275,000	1.43	0.1936

Warrants

In consideration of its’ convertible debenture (See Note 3), the Company has also issued an aggregate of 124,062,678 common stock purchase warrants dated April 24, 2006 to Cornell, each exercisable for a period of five years commencing April 24, 2006 for the purchase of one share of common stock. The warrants provide that the holder cannot exercise the warrants to the extent such exercise would cause the holder and it’s affiliates to own more than 4.99% of our outstanding common shares. The warrants have exercise prices, subject to adjustment, ranging from $0.02 to $0.40 per share. Each warrant has “piggy back’ registration rights and shall expires five (5) years for the date of issuance, on or about April 24, 2011.

	Number of Warrants	Weighted Average Remaining Life	Average Exercise Price
Outstanding and exercisable	131,006,548	3.56	$0.09

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

On July 20, 2007, our subsidiary, EEPI entered into an agreement with Mach 3 Manufacturing, LLC for the sale of the fuel additive product MACH 3 SEFS HD for use with heavy duty diesel internal combustion engines, turbines, locomotives, open combustion furnaces, boilers, power generating and marine diesel engines. The agreement is for a term of three years. On August 10, 2007 the agreement was amended to include the distribution rights in an additional 19 countries.

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

Action by the State of Texas, et al

On August 25, 2006 the State of Texas filed a Plaintiffs’ First Amended Original Petition in the District Court of Travis County, Texas naming Essentially Yours Industries, Inc. A/K/A Essentially Yours Corp. A/K/A Burrard Capital, Inc. a foreign (NV) Corporation. The action arises from EYI's predecessor organization, Essentially Yours Industries, Corp., a British Columbia Corporation's unpaid sales tax for the State of Texas in the amount of $179,094.84 plus interest and costs . On August 17, 2007 a judgment in favor of EYI was received and was subsequently appealed by the Plaintiffs on August 31, 2007. This matter is now under appeal.

Letter from Cunningham Dalman PC

On July 16, 2007 a letter addressed to Essentially Yours Industries, Inc. was received from the law firm Cunningham Dalman PC. The firm represents several EYI distributors requesting payment of out of pocket expenses in connection with the purchase of the code blue water filtration product. On August 28, 2007, letters addressed to Essentially Yours Industries, Inc., Essentially Yours Industries (Canada), Inc. and Essentially Yours Corp. were mailed to our office enclosing a complaint filed in the United States District Court Western District of Michigan docket number 1:07-cv-817. The nature of the claim includes accusations of misrepresentation pursuant to the Company’s ‘Precious Metal Program’. To date our subsidiaries EYI Canada and Essentially Yours Industries Inc. have been served and we intend to vigorously defend against any claims respecting this matter.

NOTE 11 - DISCONTINUED OPERATIONS

During the year ended December 31, 2005, the Company elected to discontinue the operations of Halo Distribution LLC (hereinafter “Halo”), a subsidiary of the Company. The Company’s balance sheet reports net liabilities from discontinued operations of $375,344 as at September 30, 2007 and December 31, 2006.

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

NOTE 12 - RELATED PARTY NOTE PAYABLE

The Company issued a promissory note for a total of $50,000 in December 2003. The note is unsecured, non-interest bearing and payable upon demand. This note has a remaining balance of $50,000 at September 30, 2007.

On June 29, 2007, the Company received $30,000 in connection with an unsecured loan from a related party. During July and August 2007, the Company received an additional $31,431 from this same related party.

NOTE 13 - CONCENTRATIONS

Bank Accounts

The Company maintains its’ cash accounts in one commercial bank. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States. The Company also maintains funds in commercial banks in Vancouver, British Columbia, in which funds in U.S. dollars are not insured. Additionally, the Company maintains funds in Hong Kong where none of the funds are insured. At September 30, 2007 and December 31, 2006, a total of $90,020 and $56,088 respectively, was not insured.

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

On April 14, 2007, The Company loaned $10,488 CAD to an employee. On August 9, 2007, the company accepted 800,000 of its common shares in exchange for the retirement of the April 14th loan as well as the retirement of a subscription receivable balance in the amount of $15,000 USD owed by the same employee. These shares were re-issued in the Company’s name.

NOTE 15 - SUBSEQUENT EVENTS

Between October 1, 2007 and November 14, 2007, The Company issued 129,474,720 common shares to Cornell Capital to retire $129,475 of convertible debt.

Between October 1, 2007 and November 14, 2007, The Company issued 38,000,000 common shares to Certain Wealth to retire $38,000 of convertible debt.

Between October 1, 2007 and November 14, 2007, The Company issued 33,000,000 common shares to TAIB Bank to retire $33,000 of convertible debt.

On October 24, 2007, 800,000 common shares, issued in the Company’s name, were cancelled and returned to treasury.

On November 13, 2007 our wholly owned subsidiary Essentially Yours Industries (Hong Kong) Limited ("EYI HK") signed an Extension to the China Agency Agreement dated September 15, 2005 and the Addendum dated July 27, 2007, between EYI HK and Guangzhou Zhongdian Enterprises (Group) Co. Ltd. and China Electronics Import and Export

On October 31, 2007 Essential Environmental Products (International) Limited ("EEPI") and Orientrends, Inc. entered into a Memorandum of Understanding with respect to the sale of Ultimate ME2 in the Philippines.

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

OVERVIEW

We are in the business of selling, marketing, and distributing a product line consisting of approximately 27 products in four categories: dietary supplements, personal care products, water filtration systems and fuel additive products. Our most successful product is Calorad, a liquid collagen-based dietary supplement presently available in the market. Our products are marketed through a network marketing program in which independent business associates ("IBAs") purchase products for resale to retail customers, as well as for their own personal use. We have a list of over 389,000 IBAs, of which approximately 9,800 we consider "active". An "active" IBA is one who has purchased our products within the preceding 12 months. Approximately 3,100 of these IBAs are considered "very active". A "very active" IBA is one who is on our Convenience Program and is current with their annual administration fee. Our Convenience Program allows our IBAs to set up a reoccurring order that is automatically shipped to them each month.

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

On an ongoing basis, we review our product line for duplication and sales trends and make adjustments accordingly. As of September 30, 2007, our product line consisted of: (i) 18 dietary supplement products; (ii) 5 personal care products, consisting primarily of cosmetic and skin care products; (iii) 2 water filtration system products; (iv)2 fuel additive products. Our products are primarily manufactured by Nutri-Diem, Inc., ("NDI") and sold by us under a license and distribution agreement with NDI. On June 26, 2007 we received correspondence from NDI with respect to our distribution and license agreement's. Effective June 1, 2007 our agreement's are no longer exclusive however, we are still permitted to sell and market products. Certain of our own products are manufactured for us by third party manufacturers pursuant to formulations developed for us. Our products are sold to our IBAs located in the United States, Canada, the Philippines and Hong Kong. Product availability may vary in each area.

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

Recent Corporate Developments

We experienced the following significant developments through the date of this filing:

•
On November 13, 2007 our wholly owned subsidiary Essentially Yours Industries (Hong Kong) Limited ("EYI HK") signed an Extension to the China Agency Agreement dated September 15, 2005 and the Addendum dated July 27, 2007, between EYI HK and Guangzhou Zhongdian Enterprises (Group) Co. Ltd. and China Electronics Import and Export

•
On October 31, 2007 Essential Environmental Products (International) Limited ("EEPI") and Orientrends, Inc. entered into a Memorandum of Understanding with respect to the sale of Ultimate ME2 in the Philippines.

•
On September 14, 2007 the company's subsidiaries EYI, EYI Canada and EEPI entered into a partnership agreement for the sale of the Mach 3 SEFS HD product and the Mach 3 Certified Representative Program for an initial five year term.

•
On September 7, 2007 our subsidiary, EEPI entered into a consulting agreement with Danny & Stephanie Shipp (the "Consultants") for an initial one year term. The Consultants will receive a monthly advance of US$3,000 to be off set by future commissions.

•	On September 1, 2007 our subsidiary EEPI entered into an agreement with Global Mutual Benefit Network, Inc., a company controlled by Mr. Dori O'Neill. Mr. O'Neill is the President and CEO of EEPI.

•	On August 31, 2007, Mr. Dori O'Neill resigned as the Executive Vice President, Chief Operating Officer, Secretary, Treasurer and Director of the Company, EYI, EYI Canada and EYI Management.

•
On August 20, 2007 our subsidiary, Essentially Yours Industries (International) Limited ("EYI INT") changed its name to EEPI. On September 11, 2007 EEPI (Canada) Inc. was incorporated in Canada and on September 12, 2007 EEPI US, Inc. was incorporated in Nevada. Both companies are subsidiaries of EEPI.

•
On August 9, 2007 800,000 shares of the Company's common stock were returned to the Company in full and final settlement of amounts loaned to an employee. These shares were initially re-issued in the Company’s name and then on October 24, 2007, the 800,000 shares were returned to treasury.

•
On July 20, 2007, our subsidiary formerly known as EYI INT entered into an agreement with Mach 3 Manufacturing, LLC for the sale of the fuel additive product MACH 3 SEFS HD for use with heavy duty diesel internal combustion engines, turbines, locomotives, open combustion furnaces, boilers, power generating and marine diesel engines. The agreement is for a term of three years. On August 10, 2007 the agreement was amended to include the distribution rights in an additional 19 countries

Growth Strategy

Leadership Training and Support.  - We believe that a key indication of growth is the addition and retention of IBAs. In order to successful attract and retain, we must continue to provide the necessary training and guidance to both our mature and new distributors. We accomplish this by offering the following support services:

a)	We host up to 6 live training calls per week to teach business building techniques and to provide essential product information

b)
We provide a comprehensive business and product training manual (“Success Planner”) to each new IBA. An electronic version of the Success Planner is available to all our IBAs through our on-line platform.

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

•
Ultimate ME2 - In October 2006, EYI signed a definitive agreement with Mach 3. Through this agreement, Mach 3 has granted EYI the right to market the fuel enhancement product Ultimate ME2 (“ME2”). ME2 is a non-polluting fuel performance additive product that enhances and creates efficient combustion that cools the engine of vehicles. Test results indicate that automobiles using ME2 will create fewer emissions for the environment, their engines will run smoother and will consume less fuel. In October 2006, EYI placed its first purchase order of the ME2 product and received delivery at the end of December. For the nine month period ending September 30, 2007, this product represented approximately 23% of our overall sales.

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

Distributor Commission Pay Plan Enhancement - We offer a very competitive global sales compensation plan that pays up to 50% of the gross wholesale binary sales. Under our global compensation plan, a distributor is paid for the distributor’s own product sales and for product sales in that distributor’s downline distributor network across all geographic regions.

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

In August 2007, we modified our compensation plan by reducing the minimum business volume requirements by 50% and at the same time, reduce the associated compensation by 50%. Management believes that this modification will allow new distributors to generate their first checks much easier and quicker than with the existing requirements.

International Expansion. - We believe that there is a demand for our products outside of the USA and Canada.  Our Hong Kong office was opened in September 2005 in order to support the Asian market. In a continued effort to reduce overhead expenses, the Company has closed its Hong Kong office but intends to still maintain a corporate presence in the country.

During 2006, EYI entered into a definitive agreement with Orientrends, Inc. (“Orientrends”). Orientrends has opened an office which serves as a distribution center of EYI’s products within the Philippines. EYI is continuing to work with Orientrends to establish their marketing platform, assist in training their staff and providing managerial guidance.

Additional new markets may be considered based on an evaluation of key factors such as potential market size, product demand, reception to network marketing, and review of governing regulations. We believe that we have the infrastructure to support new locations should they meet our requirements.

EEPI Commercial Program - During the third quarter of 2007, we expanded our operations through our subsidiaries, EEPI US and EEPI Canada, to introduce our North American Commercial program. This comprehensive program is effectively a direct marketing program.

The primary concept of this program is to offer a direct sales platform to support the sales of the Mach 3 SEFS Heavy Duty commercial grade fuel additive. We intend to accept leads/prospects from Registered Representatives which will subsequently be allocated to Certified Fuel Specialist (“CFS”). A lead /prospect is defined as a person or entity that has expressed an interest in the Mach 3 SEFS product and has requested to be contacted by a CFS. The CFS will provide detailed information on the product in terms of usage and potential fuel cost savings, reduction in emissions as well as other benefits.

We offer a competitive tiered compensation program to encourage perpetual commercial sized orders. Compensation will be paid to both the Registered Representative and to the CRS conditional upon meeting certain sales targets and thresholds.

In connection with the Commercial program, we also developed and held our first Fuel School from October 26 through 28th. This program provided the necessary training to empower the graduates, Certified Fuel Specialists, to understand the benefits and uses of Mach 3 SEFS. Approximately sixteen attendees graduated from Fuel School. We intend to offer this program on a quarterly basis.

RESULTS OF OPERATIONS

	Three months ended				Nine months ended
Summary of Quarterly Results	30-Sep-07	30-Sep-06	Variance		30-Sep-07	30-Sep-06	Variance

Revenue	1,056,952	$949,429	$107,523	11%	3,512,123	$3,068,166	$443,957	14%
Cost of goods sold	334,932	$268,763	$66,169	25%	1,072,755	$947,611	$125,144	13%
Gross profit before commissions expense	$722,020	$680,666	$41,354	6%	$2,439,368	$2,120,555	$318,813	15%

Commission expense	406,235	$355,556	$50,679	14%	1,292,271	$1,120,273	$171,998	15%
Gross profit after cost of goods sold and commissions	$315,785	$325,110	($9,325)	-3%	$1,147,097	$1,000,282	$146,815	15%

Operating expenses	761,069	$1,260,263	($499,195)	-40%	3,645,134	$3,448,684	$196,450	6%
Operating loss	($445,284)	($935,153)	$489,869	-52%	($2,498,037)	($2,448,403)	($49,634)	2%

Revenues

During the three months ended September 30, 2007 we had total revenues of $1,056,952 as compared to revenues of $949,429 for the same period in 2006 which represents an increase of $107,523 or 11%. The year-to-date results for 2007 compared with 2006 indicate a 14% increase in revenue. The increase in our revenues can be primarily attributed to the following factors:

•	Increased product sales of Ultimate ME2

•	Increase in new IBA's who paid the annual membership fees

Gross Profit

During the three months ended September 30, 2007 as compared to the same period in 2006, we had gross profits of $315,785 and $325,110 respectively. This represents a decrease of 3% or $9,325. The nine month period ended September 30, 2007 compared with the same period in 2006 indicate that the gross profit has increased 15%.

Revenue by Segments

The following table summarizes our four revenue segments as a percentage of total revenue, respectively, for the periods indicated:

	Three months ended				Nine months ended
Revenue by Segments	30-Sep-07	30-Sep-06	Variance		30-Sep-07	30-Sep-06	Variance

Administration fees	$35,095	$32,620	$2,475	8%	$168,117	$111,581	$56,536	51%
Binary Sales	$794,378	$670,514	$123,864	18%	$2,560,822	$2,147,295	$413,527	19%
Direct sales	$140,531	$159,634	($19,103)	-12%	$496,200	$517,016	($20,816)	-4%
Affiliate sales	$82,886	$85,501	($2,615)	-3%	$272,132	$285,388	($13,256)	-5%
Sales Aids	$4,062	$1,160	$2,902	250%	$14,852	$6,886	$7,966	116%
	$1,056,952	$949,429	$107,523	11%	$3,512,123	$3,068,166	$443,957	14%

Details of the most significant changes from the quarter and nine-month period ended September 30, 2007 and September 30, 2006 are detailed below:

Administration fees - We realized a 8% increase in administration fee revenue in the September 2007 quarter over the same period in 2006. We believe that this improvement in attracting a greater number of new IBAs is related to two key factors:

•	the launch of our newest product, Ultimate ME2, and

•	improvements made to our Compensation Plan .

Binary sales - The binary sales segment represents $794,378 or 75% of the total revenue earned during the quarter ended September 30, 2007, as compared to $670,514 or 71% of the total revenues earned during the quarter ended September 30, 2006. A comparison of the quarterly and nine month results for 2007 and 2006 indicate an increase of 18% and 19% respectively. Management believes that the improvement in binary sales is directly related to the sales of Ultimate ME2.

Direct sales - The direct sales segment represents $140,531 or 13% of the total revenue earned during the quarter ended September 30, 2007, as compared to $159,634 or 17% of the total revenues earned during the quarter ended September 30, 2006. Direct sales were down 12% and 4% respectively for the quarter and nine month periods ending September 30, 2007 over the same periods last year.

Expenses

Operating expenses:

The following table summarizes operating expenditures for the periods indicated:

	Three months ended				Nine months ended
Operating Expenses	30-Sep-07	30-Sep-06	Variance		30-Sep-07	30-Sep-06	Variance

Consulting fees	$197,673	$259,639	($61,966)	-24%	$599,471	$743,738	($144,267)	-19%
Legal and professional fees	$30,451	$266,908	($236,457)	-89%	$98,600	$428,150	($329,550)	-77%
Customer service	$55,880	$62,718	($6,838)	-11%	$136,615	$169,721	($33,106)	-20%
Finance and administration	$145,298	$214,835	($69,537)	-32%	$604,370	$643,529	($39,159)	-6%
Sales and marketing	$25,269	$59,339	($34,070)	-57%	$75,134	$271,631	($196,497)	-72%
Telecommunications	$40,938	$32,930	$8,008	24%	$128,559	$97,955	$30,604	31%
Wages and benefits	$236,964	$264,899	($27,935)	-11%	$1,856,538	$864,292	$992,246	115%
Warehouse expense	$28,596	$98,995	($70,399)	-71%	$145,847	$229,668	($83,821)	-36%
	$761,069	$1,260,263	($499,194)	-40%	$3,645,134	$3,448,684	$196,450	6%

We incurred operating expenses in the amount of $761,069 during the three months ended September 30, 2007, compared to $1,260,263 for the three months ended September 30, 2006. The following explains the most significant changes for the periods presented:

Consulting fees - The results for the three and nine months ended September 30, 2007 compared with the same periods in 2006 indicate that consulting fees decreased 24% and 19% respectively. The nine month decline is due to the elimination of several consulting agreements in attempts to reduce overall expenditures.

Legal and professional fees - The results for the three and nine months ended September 30, 2007 compared with the same periods in 2006 indicate that legal and professional fees decreased 89% and 77% respectively. The nine month decline is partially due to the elimination of a monthly corporate legal council agreement. In addition, during the September 2006 quarter, the Company paid a $200,000 legal settlement.

Customer Service - The results for the three and nine months ended September 30, 2007 compared with the same periods in 2006 indicate that customer service expenditures decreased 11% and 20% respectively. These expenditures represent the services provided by EYI Corp. pursuant to the terms of their management agreement with our subsidiary Essentially Yours Industries, Inc. The reduction of expenditures is related to EYI utilizing other service providers to provide the services that were previously provided by EYI Corp.

Finance and administration - The results for the three and nine months ended September 30, 2007 compared with the same periods in 2006 indicate that Finance and administrative fees decreased 32% and 6% respectively. During the quarter ending September 30, 2007, the Company made several cuts to operating expenditures in an effort to conserve cash flow. The results for the nine month period ending September 30, 2007 include previously expensed items which include a bad debt allowance established for approximately $75,000 and cost to fully depreciate assets purchased for the Hong Kong office.

Sales & Marketing - The Sales and Marketing expenses for the three and nine months ended September 30, 2007 compared with the same periods in 2006 decreased 57% and 72% respectively. During the quarter ending September 30, 2007, the Company made several cuts to sales & marketing expenditures in an effort to conserve cash flow. The expenses in 2006 included the one-time fees for the Hong Kong market Grand Opening event and the registration fees associated with Code Blue for China.

Telecommunications - Telecommunication expenses for the three and nine months ended September 30, 2007 compared with the same periods in 2006 increased 24% and 31% respectively. The primary reason for this increase is due to the higher costs charged by our new conference call service provider that was introduced in January 2007.

Wages and benefits - The results for the three and nine months ended September 30, 2007 compared with the same periods in 2006 indicate that wages and benefits decrease 11% and increased 115% respectively. The current quarter decline is attributed to the temporary lay-off of employees. The year-to-date increase is primarily attributed to stock option issued to two executives in which approximately $1,000,000 was expensed for their vested stock options.

Warehouse expense - The warehouse expenses for the three and nine months ended September 30, 2007 compared with the same periods in 2006 decreased 71% and 36% respectively. In an effort to reduce expenditures, the Company reduced its rental obligations for both its Hong Kong office and its consultant’s accommodations. A further savings was experience in warehouse storage as the Company has reduced its inventory value in Hong Kong.

The following table summarizes other income and expenditures for the periods indicated:

	Three months ended				Nine months ended
Other Income (Expenses)	30-Sep-07	30-Sep-06	Variance		30-Sep-07	30-Sep-06	Variance

Interest and other income	$178	$2,162	($1,984)	-92%	$504	$2,405	($1,901)	-79%
Interest expense	($98,217)	($117,803)	$19,586	-17%	($300,452)	($174,537)	($125,915)	72%
Financing fees	($297,355)	($285,534)	($11,821)	4%	($724,138)	($592,471)	($131,667)	22%
Gain (Loss) on derivative	$374,430	($1,731,034)	$2,105,465	100%	$940,316	($3,026,542)	$3,966,858	100%
Foreign currency gain (discount)	$23,058	$5,587	$17,471	313%	$57,129	$21,919	$35,210	161%
	$2,095	($2,126,622)	$2,128,718	-100%	($26,641)	($3,769,226)	$3,742,585	-99%

Other Income (Expense):

Interest expense - For the quarter ended September 30, 2007 and September 30, 2006, we expensed $98,217 and $117,803 respectively. The current year's results include the interest charged to us pursuant to our debentures with Cornell Capital, TAIB Bank, and Certain Wealth.

Financing fees - For the quarter ended September 30, 2007, we incurred total financing fees of $297,355 which relates to expenses charged pursuant to our debentures with Cornell Capital, TAIB Bank, and Certain Wealth.

Gain on derivatives - For the quarter ended September 30, 2007, the Company reported a gain on derivatives in the amount of $374,431, which is made up of the following two components:

•
At September 30, 2007, the Company revalued the derivative embedded in each of the three convertible debentures at $289,415 each or a total of $868,245. As a result, the Company recognized a corresponding gain of $133,440.

•
At September 30, 2007, the Company also calculated a marked-to-market adjustment for the warrants issued to Cornell Capital in connection with the convertible debenture. The Company recognized a gain of $265,002 as a result of this valuation.

FINANCIAL CONDITION

Cash and Working Capital

	As at	As at
Working Capital	30-Sep-07	31-Dec-06	Variance

Current assets	$806,940	$1,904,110	($1,097,170)	-58%
Current Liabilities	$5,668,208	$5,928,737	($260,529)	-4%
Working Capital (deficit)	($4,861,268)	($4,024,627)	($836,641)	21%

We had cash of $85,895 as at September 30, 2007, compared with cash of $901,764 as at December 31, 2006. We had a working capital deficit at September 30, 2007 and December 31, 2006 of $4,861,268 and $4,024,627 respectively.

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2007 was $812,908 compared to $3,220,736 for the comparative period in 2006, representing a decrease of $2,407,828 or 75%.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2007 was $0, compared to $5,114,565 for the nine months ended September 30, 2006. Our financing activities are primarily through our financing agreements with Cornell Capital LLC, TAIB Bank, and Certain Wealth.

Financing Requirements

Our consolidated interim financial statements included with this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we had negative working capital of approximately $4,861,000 and an accumulated deficit of approximately $20,976,000 incurred through September 30, 2007.

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

Revenue Recognition

The Company is in the business of selling nutritional products in the following categories: dietary supplements, personal care products, water filtration systems, and gas additive. Sales of personal care products and water filtration systems represent less than 5% of the overall revenue and therefore are not classified separately in the financial statements. The Company recognizes revenue from product sales when the products are shipped and title passes to the customer. Administrative fees charged to the Independent Business Associates are included in the gross sales and amounted to $168,117 and $111,581 for the nine months ended September 30, 2007 and September 30, 2006 respectively. The total sales of the gas additive product were $831,214 and $0 for the nine months ended September 30, 2007 and September 30, 2006.

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

As of September 30, 2007, we had an accumulated deficit of $20,975,720. We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our business plan. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

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

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2006, relative to our ability to continue as a going concern. We have negative working capital of approximately $4,861,000 and an accumulated deficit incurred through September 30, 2007, which raises substantial doubt about our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Failure To Expand Into, Or To Succeed In, New International Markets Will Limit Our Ability To Increase Sales Of Our Products

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

Government Regulation By The FDA And Other Federal And State Entities Of Our Products Can Impact Our Ability To Market Products

The manufacturing, processing, formulation, packaging, labeling and advertising of nutritional products are subject to regulation by one or more federal agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the Environmental Protection Agency ("EPA") and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states and localities, as well as of foreign countries, in which our products may be sold. We may incur significant costs in complying with these regulations. In the event we cannot comply with government regulations affecting our business and products, we may be forced to curtail or cease our business operations.

On August 24, 2007, the new FDA dietary supplement GMPs became effective. Large companies must be in compliance by June, 2008. Companies with less than 500 employees must be in compliance by June, 2009. Companies with less than 20 employees must be in compliance by June, 2010. The new regulation will require current good manufacturing practices, or cGMPs, affecting the manufacturing, packing and holding of dietary supplements. The regulation establishes standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records for handling consumer complaints related to current good manufacturing practices.

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

We depend upon the continued involvement of Jay Sargeant, our President, Chief Executive Officer and Director. The further implementation of our business plan is dependent on the entrepreneurial skills and direction of management. Mr. Sargeant direct our activity and vision. This direction requires an awareness of the market, the competition, current and future markets, and technologies that would allow us to continue our operations. The loss or lack of availability of this individual could materially adversely affect our business and operations. We do not carry "key person" life insurance for officers and directors, and we would be adversely affected by the loss of this key consultant.

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

Action by The State of Texas, et al

On August 25, 2006 the State of Texas filed a Plaintiffs' First Amended Original Petition in the District Court of Travis County, Texas naming Essentially Yours Industries, Inc. A/K/A Essentially Yours Corp. A/K/A Burrard Capital, Inc. a foreign (NV) Corporation. The action arises from EYI's predecessor organization, Essentially Yours Industries, Corp., a Canadian Corporation's unpaid sales tax for the State of Texas in the amount of $179,094.84 plus interest and costs. A hearing on this matter has been set for June 11, 2007 at 9:00 am at the District Court of Travis County, Texas. On August 17, 2007 a Judgment in favor of EYI was received and was subsequently appealed by the Plaintiffs on August 31, 2007. This matter is now under appeal.

Action by French et al

On July 16, 2007 a letter addressed to Essentially Yours Industries, Inc. was received from the law firm Cunningham Dalman PC. The firm represents several EYI distributors requesting payment of out of pocket expenses in connection with the purchase of the code blue water filtration product. On August 28, 2007, letters addressed to Essentially Yours Industries, Inc., Essentially Yours Industries (Canada), Inc. and Essentially Yours Corp. were mailed to our office enclosing a complaint filed in the United States District Court Western District of Michigan docket number 1:07-cv-817. The nature of the claim includes accusations of misrepresentation pursuant to the Company's 'Precious metal program' To date our subsidiaries EYI Canada and Essentially Yours Industries Inc. have been served and we intend to vigorously defend against any claims respecting this matter.

Letter from Baker & McKenzie

On September 24, 2007 a letter was sent to our subsidiary, EYI HK's registered and records office by Baker & McKenzie with respect to a lease agreement for the office located on Minden Avenue. This matter was settled on November 5, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Nil.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)

3.2	Certificate of Amendment to Articles of Incorporation dated December 29, 2003.(11)

3.3	Certificate of Amendment to Articles of Incorporation dated December 31, 2003.(11)

3.4	Bylaws.(1)

3.5	Amended Bylaws. (12)

3.6	Certificate of Amendment to Articles of Incorporation dated March 30, 2006

10.1	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and Flaming Gorge, Inc.(1)

10.2	Consulting Agreement, dated as of November 5, 2002, between Essentially Yours Industries, Inc., a Nevada corporation, and O’Neill Enterprises, Inc.(1)

10.3	Registration Rights Agreement, dated December 31, 2003, by and among Safe ID Corporation, A Nevada corporation, and certain shareholders of EYI Industries, Inc., A Nevada corporation.(5)

10.4	Stock Compensation Program(4)

10.5	Consulting Agreement dated December 27, 2003 between Rajesh Raniga Inc. and Safe ID Corporation.(6)

10.6	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and O’Neill Enterprises Inc.(6)

10.7	Consulting Agreement dated January 1, 2004 between EYI Industries, Inc. and Flaming Gorge, Inc. (6)

10.8	Addendum to the Distribution and License Agreement between Essentially Yours Industries, Inc. and Nutri-Diem Inc. dated April 30, 2004.(6)

10.9	Letter Agreement dated May 4, 2004 between Eye Wonder, Inc. and EYI Industries, Inc.(6)

10.10	Standby Equity Distribution Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.11	Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.12	Escrow Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.13	Placement Agent Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.14	Compensation Debenture, dated June 22, 2004(7)

10.15	Securities Purchase Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.16	Investor Registration Rights Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.17	Security Agreement, dated June 22, 2004 by and between EYI Industries, Inc. and Cornell Capital Partners, LP(6)

10.18	Irrevocable Transfer Agent Instructions, dated June 22, 2004, by and among EYI Industries, Inc., Cornell Capital Partners, LP and Corporate Stock Transfer(6)

10.19	Escrow Agreement, dated June 22, 2004 by and among EYI Industries, Inc., Cornell Capital Partners, L.P. and Butler Gonzalez, LLP(6)

10.20	Form of Secured Convertible Debenture(6)

10.21	Form of Warrant(7)

10.22	Letter Agreement dated May 25, 2004 between EYI Industries, Inc. and Source Capital Group, Inc.(8)

10.23	Lease Agreement dated May 1, 2003 among 468058 B.C. Ltd., 642706 B.C. Ltd., Essentially Yours Industries Corp., and Essentially Yours Industries, Inc. (8)

10.24	5% Secured Convertible Debenture dated September 24, 2004 between EYI Industries, Inc. and Cornell Capital Partners, LP(8)

10.25	5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. and Kent Chou(8)

10.26	5% Secured Convertible Debenture dated September 27, 2004 between EYI Industries, Inc. Taib Bank, E.C.(8)

10.27	Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Taib Bank, E.C. (8)

10.28	Assignment Agreement dated September 27, 2004 between Cornell Capital Partners, LP and Kent Chou(8)

Exhibit Number	Description of Exhibit
10.29	Joint Venture Agreement dated May 28, 2004 between EYI Industries, Inc., World Wide Buyer’s Club Inc. and Supra Group, Inc.(9)

10.30	Indenture of Lease Agreement dated January 3, 2005 between Golden Plaza Company Ltd., 681563 B.C. Ltd., and 642706 B.C. Ltd.(10)

10.31	Consulting Services Agreement dated March 5, 2004 between EYI Industries, Inc. and EQUIS Capital Corp.(13)

10.32	Letter dated May 25, 2004 between Source Capital Group, Inc. and EYI Industries, Inc.(14)

10.33	Consulting Agreement dated April 1, 2004 between EYI Industries, Inc. and Daniel Matos(14)

10.34	Loan Agreement between Janet Carpenter and EYI Industries, Inc., dated February 10, 2005(15)

10.35	Promissory Note dated February 10, 2005 between Janet Carpenter and EYI Industries(15)

10.36	Bonus Share Agreement between Janet Carpenter and EYI Industries, Inc. dated February 14, 2005(15)

10.37	Pledge and Escrow Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP and David Gonzalez. (15)

10.38	Guaranty Agreement dated February 24, 2005 between Janet Carpenter, Cornell Capital Partners, LP(15)

10.39	Secured Promissory Note dated February 24, 2005 between EYI Industries, Inc. and Cornell Capital Partners, LP(15)

10.40	Agreement dated April 22, 2005 between Essentially Yours Industries Inc. and Source 1 Fulfillment(15)

10.41	Reseller Agreement dated May 11, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (16)

10.42	Termination Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.43	Standby Equity Distribution Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.44	Registration Rights Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.45	Escrow Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.46	Placement Agent Agreement dated May 13, 2005 between EYI Industries Inc. and Cornell Capital Partners, LP(17)

10.47	Consulting Agreement dated June 1, 2005 between EYI Industries, Inc. and Eliza Fung(18)

10.48	Addendum to the Reseller Agreement dated June 1, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (18)

10.49	Non-Circumvention and Non-Disclosure Agreement dated July 14, 2005 between Essentially Yours Industries Inc. and Metals & Arsenic Removal Technology, Inc. (18)

10.50	Promissory Note dated August 1, 2005 between EYI Industries Inc. and Cornell capital Partners, LP(18)

10.51	Investor Relations Agreement dated July 28, 2005 between EYI Industries, Inc. and Agora Investor Relations Corp. (18)

10.52	China Agency Agreement entered into with Guanghzhou Zhongdian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation. Dated September 15, 2005(19)

10.53	Logistics Management Agreement dated September 1, 2005 between Essentially Yours Industries (Hong Kong) Limited and All In One Global Logistics Ltd. (20)

10.54	Contract for Legal Services dated September 1, 2005 between EYI Industries Inc. and M. Ali Lakhani Law Corporation(21)

10.55	Amended Investor Relations Agreement dated October 5, 2005 between EYI Industries, Inc. and Agora Investor Relations Corp. (22)

10.56	Settlement Agreement dated December 21, 2005 between EYI Industries, Inc., Halo Distribution, LLC and Business Centers, LLC

10.57	Global Consulting Group Agreement dated January 19, 2006 entered into with Global Consulting Group Inc. and EYI Industries Inc.

10.58	Consulting Agreement dated January 27, 2006 entered into with Lou Prescott and Essentially Yours Industries, Inc.

10.59	Termination Agreement dated April 3, 2006 between EYI Industries Inc. and Cornell Capital Partners, LP (25)

10.60	Letter of Intent dated April 6, 2006 between Essentially Yours Industries (International) Limited and Rommel Panganiban and Raul Batista (25)

10.61	Securities Purchase Agreement, dated as of April 24, 2006, by and between EYI Industries, Inc. and the Buyers listed therein(24)

10.62	Registration Rights Agreement, dated as of April 24, 2006, by and between EYI Industries, Inc. and the Buyers listed therein(24)

Exhibit Number	Description of Exhibit
10.63	$750,000 Secured Convertible Debenture No. CCP-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.64	$333,333 Secured Convertible Debenture CW-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.65	$416,667 Secured Convertible Debenture TAIB-1, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.66	Security Agreement, dated as of April 24, 2006, issued to Cornell Capital Partners, LP(24)

10.67	Warrant No. CCP-001, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.68	Warrant No. CCP-002, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.69	Warrant No. CCP-003, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.70	Warrant No. CCP-004, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.71	Warrant No. CCP-005, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.72	Warrant No. CCP-006, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.73	Warrant No. CCP-007, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.74	Warrant, No. CCP-008, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.75	Warrant No. CCP-009, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.76	Warrant No. CCP-010, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.77	Warrant No. CCP-011, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.78	Warrant No. CCP-012, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.79	Warrant No. CCP-013, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.80	Warrant No. CCP-014, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.81	Warrant No. CCP-015, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.82	Warrant No. CCP-016, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.83	Warrant No. CCP-017, dated April 24, 2006, issued by the Company to Cornell Capital Partners, LP(24)

10.84	Irrevocable Transfer Agent Instructions, dated April 24, 2006, by and among the Company, the Buyers listed therein and Corporate Stock Transfer, Inc. (24)

10.85	Consulting Agreement dated May 1, 2006 between Essentially Yours Industries (Hong Kong) Limited and Siu Chung (Freeda) Chan (25)

10.86	Amended Logistics Management Agreement dated May 1, 2006 between Essentially Yours Industries (Hong Kong) Limited and All In One Global Logistics Ltd. (29)

10.87	Distribution Agreement dated May 17, 2006 between Essentially Yours Industries (Hong Kong) Limited and Nozin, LLC(27)

10.88	Consulting Agreement dated July 1, 2006 between Essentially Yours Industries, Inc. and James Toll(29)

10.89	Letters dated July 12, 2006 and July 14, 2006 from Metals & Arsenic Removal Technology(29)

Exhibit Number	Description of Exhibit
10.90	Addendum to the China Agency Agreement dated September 15, 2005 between EYI HK and Guangzhou Zhondian Enterprises (Group) Co. Ltd. and China Electronics Import and Export South China Corporation (28)

10.91	Consignment and Distribution Agreement dated September 20, 2006 between Essentially Yours Industries (International) Limited and Orientrends, Inc. (32)

10.92	Investor Relations Agreement between EYI Industries, Inc and Agoracom Investor Relations Corp. (32)

10.93	Settlement Agreement dated September 1, 2006 between Barry LaRose, Jay Sargeant and EYI Industries Inc. (32)

10.94	Settlement Agreement and Release dated September 5, 2006 (32)

10.95	Letter Agreement dated September 19, 2006 between Essentially Yours Industries, Inc., James Toll and Fred Erickson(30)

10.96	Agreement between Essentially Yours Industries, Inc. and Mach 3 Technologies Group, LLC(31)

10.97	Agreement dated October 27, 2006 between Essentially Yours Industries, Inc. and Global Trends, Inc. (36)

10.98	Agreement dated November 28, 2006 between Essentially Yours Industries, Inc. and Mach 3 Technologies Group, LLC(33)

10.98	Agreement dated January 23, 2007 between Essentially Yours Industries, Inc. and Colossal Head Communications(34)

10.99	Agreement dated January 1, 2007 between Essentially Yours Industries, Inc. and New U, Inc. (36)

10.100	Share Exchange Agreement dated January 5, 2007 between the Company and EYI Shareholders(36)

10.101	Stock Incentive Plan(35)

10.102	Promissory Note dated April 14, 2007 between EYI Industries, Inc. and Janet Carpenter(38)

10.103	Termination Letter from Flaming Gorge, Inc. dated April 30, 2007(37)

10.104	Termination Letter from O'Neill Enterprises, Inc. dated April 30, 2007(37)

10.105	Consulting Agreement dated May 1, 2007 between the Company and Flaming Gorge, Inc. (37)

10.106	Consulting Agreement dated May 1, 2007 between the Company and Global Mutual Benefit Network, Inc. (37)

10.107	Letter dated June 26, 2007 received from Nutri-Diem Inc.(39)

10.108	Agreement dated July 20, 2007 between Essentially Yours Industries (International) Limited and Mach 3 Manufacturing, LLC(40)

10.109	Amended Agreement dated August 10, 2007 between Essentially Yours Industries (International) Limited and Mach 3 Manufacturing, LLC(41)

10.110	Termination Letter from Global Mutual Benefit Network, Inc.(42)

10.111	Consulting Agreement between EEPI and Global Mutual Benefit Network, Inc.(42)

10.112	Memorandum of Understanding between Essential Environmental Products (International) Limited and Orientrends , Inc.

14.1	Code of Ethics(5)

21.1	List of Subsidiaries(23)

23.1	Consent of Williams & Webster, P.S.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the registration statement on Form 10-SB/A of Safe ID Corporation, filed with the SEC on September 21, 2000.

(2)	Filed as an exhibit to the registration statement on Form SB-2 of Essentially Yours Industries, Inc., filed with the SEC on November 12, 2002.

(3)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 8, 2004.

(4)	Filed as an exhibit to our Registration Statement on Form S-8, filed with the SEC on March 30, 2004.

(5)	Filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on April 14, 2004.

(6)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2004, filed with the SEC on May 24, 2004.

(7)	Filed as an exhibit to our registration statement on Form SB-2, filed with the SEC on September 17, 2004.

(8)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.

(9)	Filed as an exhibit to our Amendment No. 1 to our registration statement on Form SB-2 on December 23, 2004.

(10)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on January 12, 2005.

(11)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004, filed with the SEC on November 22, 2004.

(12)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 10, 2005.

(13)	Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended March 31, 2004, filed with the SEC on December 15, 2004.

(14)	Filed as an exhibit to our quarterly report on Form 10-QSB/A for the period ended June 30, 2004, filed with the SEC on December 15, 2004.

(15)	Filed as an exhibit to our annual report on Form 10-KSB for the period ended December 31, 2004, filed with the SEC on April 18, 2005.

(16)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 17, 2005.

(17)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended March 31, 2005, filed with the SEC on May 20, 2005

(18)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended June 30, 2005, filed with the SEC on August 19, 2005

(19)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 27, 2005

(20)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005

(21)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005

(22)	Filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2005, filed with the SEC on November 21, 2005

(23)	Filed as an exhibit to our annual report on Form 10-KSB for the period ended December 31, 2006, filed with the SEC on April 2, 2007.

(24)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 28, 2006.

(25)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2006, filed with the SEC on May 16, 2006.

(26)	Filed as an exhibit to our registration statement on Form SB-2/A on June 21, 2006.

(27)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on April 28, 2006

(28)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 3, 2006

(29)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended June 30, 2006, filed with the SEC on August 21, 2006

(30)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 25, 2006

(31)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on October 16, 2006

(32)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2006, filed with the SEC on November 20, 2006

(33)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on December 19, 2006

(34)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on February 2, 2007

(35)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on February 13, 2007

(36)	Filed as an exhibit to our Annual Report on Form 10-KSB, filed with the SEC on April 2, 2007

(37)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on May 3, 2007

(38)	Filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended March 31, 2007, filed with the SEC on May 15, 2007

(39)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on July 9, 2007

(40)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on July 25, 2007

(41)	Filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on August 16, 2007

(42)	Filed as exhibits to our Current Report on Form 8-K, filed with the SEC on September 5, 2007

(b) Reports on Form 8-K:

Date of SEC filing of Form 8-K	Description of the Form 8-K
July 9, 2007	Regulation FD Disclosure
July 25, 2007	Disclosure of Material Definitive Agreement
August 16, 2007	Disclosure of Amended Agreement
September 25, 2007	Disclosure of the Name Change of a Subsidiary, Termination of Material Agreement and entry into Material Agreement

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYI INDUSTRIES, INC.

By:	/s/ Jay Sargeant
Jay Sargeant
President, Chief Executive Officer,
and Director
(Principal Executive Officer)
Date: November 14, 2007

By:	/s/ Rajesh Raniga
Rajesh Raniga
Chief Financial Officer (Principal Accounting Officer) Date: November 14, 2007